Form 10QSB
period 2004-06-30
VALUERICH INC
filed 2007-08-14
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD FROM _____ TO _________.

Commission File # 000-52404

VALUERICH, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2102385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1804 N. Dixie Highway, Suite A
West Palm Beach, Florida 33407
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(561) 832-8878
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No[X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No [ X ]

Number of shares of the registrant's common stock outstanding as of August 13, 2007 is: 8,134,875

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-QSB contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Discussions containing such forward- looking statements may be found in Item 2 hereof, as well as in this Report generally.  In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends, “ and similar expressions are intended to identify forward-looking statements.  All forward- looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially form projected results.

Table of Contents		Page

PART I	FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS
Unaudited Condensed Balance Sheets as of June 30, 2007
Unaudited  Condensed Statement of Operations for the Three Months Ended
   June 30, 2007 and 2006
Unaudited  Condensed Statement of Operations for the Six Months Ended June 30, 2007 and 2006
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2007 and 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

FORM 10-QSB SIGNATURE PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUERICH, INC.

1.	Unaudited Condensed Balance Sheets as of June 30, 2007
2.	Unaudited Condensed Statement of Operations for the Three Months Ended June 30, 2007 and 2006
3.	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007.

VALUERICH, INC.
Consolidated Balance Sheet
June 30,2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$674,262
Accounts receivable	37,489
Deferred Financing Cost	11,262
Total Current Assets	723,013

FIXED ASSETS
Fixed Assets, at cost	106,409
Accumulated depreciation	(56,801)
Net Fixed Assets	49,608
TOTAL ASSETS	772,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$331,441
Deferred Revenue	57,000
Notes Payable – current portion	352,800
Shareholder Notes Payable – current portion	70,000
Convertible Notes Payable – current portion	50,000
Officer Advances - related party	52,608
Total Current Liabilities	913,849
Convertible Shareholders’ Notes Payable	82,342
Total Long Term Debt	82,342
Total Liabilities	996,191

STOCKHOLDERS’ DEFICIT
Common stock, 100,000,000 shares authorized of $0.01 par value, 6,534,312 shares issued and outstanding.	65,343
Capital in excess of par value	2,099,248
Accumulated Deficit	(2,388,161)
Total Stockholders’ Equity	(223,570)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	772,621

ValueRich, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE
Expos, net	249,650	(35,080)	697,887	437,508
I-ValueRich	6,000	—	6,000	—
Magazines, net	89,296	(2,218)	187,730	97,957
	344,945	(37,298)	891,617	535,465
COST OF SALES
Expos	171,315	43,766	507,009	357,952
Magazines	61,807	42,465	130,171	71,976
	233,123	86,230	637,180	429,928
GROSS PROFIT	111,823	(123,528)	254,437	105,537
OPERATING EXPENSES
Sales & Marketing	295	13,612	14,783	22,558
Staffing Costs	226,164	136,989	449,484	277,262
Office Expenses	108,575	63,417	127,458	120,174
Professional Fees	26,599	41,085	41,224	78,188
Stock Issued for Financial/Strategic Services	—	70,000	14,246	137,520
Financing Cost	7,254	67,520	—	—
Stock Issued Late to Founder/Employees	—	70,000	—	70,000
Depreciation Expense	4,799	5,175	10,774	8,785
	373,685	467,798	657,969	714,487
NET OPERATING INCOME (LOSS)	(261,862)	(591,326)	(403,533)	(608,950)

OTHER INCOME (EXPENSE)
Interest Expense	19,712	(4,429)	38,861	9,545
Other Income (Expense)	(10,778)	(5,122)	(19,910)	(34,814)
	8,934	(9,551)	18,951	(25,269)

NET PROFIT/(LOSS) BEFORE INCOME TAX	(270,796)	(581,775)	(422,483)	(583,681)
Income tax	—	—	—	—
NET PROFIT/(LOSS)	(270,796)	(581,775)	(422,483)	(583,681)
BASIC LOSS PER COMMON SHARE	(0.05)	(0.05)	(0.15)	(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,534,312	4,616,936	6,534,312	4,616,936

ValueRich, Inc
Consolidated Statements of Cash Flows
	For the Six Months Ended
	June 30,
	(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/Loss	(422,483)	(583,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,773	8,785
Bad Debt Expense	(20,000)	20,000
(Gain) Loss on Disposition of Fixed Assets	1,634	-
Non-Cash Stock Issuance	14,246	207,520
Accrued Interest Converted To Notes Payable	—	—
Changes in operating assets and liabilities:	—	—
(Increase) Decrease in accounts receivable	3,796	(15,994)
(Increase) decrease in prepaid expenses	6,533	-
Increase (decrease) in accounts payable and accrued expenses	177,241	(108,798)
Increase (decrease) in deferred revenue	(23,580)	(3,929)
Net Cash Used in Operating Activities	(251,840)	(476,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(2,927)	(13,661)
Net Cash Used in Investing Activities	(2,927)	(13,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	(3,477)	1,337,015
Proceeds from notes payable	—	-
Repayments of notes payable	—	(50,000)
Repayments of shareholder notes payable	—	—
Proceeds from convertible shareholders’ notes payable	—	—
Proceeds from convertible notes payable	—	—
Officer advances (payments), net	(9,559)	—
Net Cash Provided by Financing Activities	(13,036)	1,287,015

NET INCREASE (DECREASE) IN CASH	(267,804)	797,256

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	942,066	218,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD	674,262	1,015,314

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	38,861	9,545
Income taxes	—	—
Non-Cash Financing Activities:	—	—
Conversion of convertible shareholders’ notes payable	—	—
Conversion of convertible notes payable	—	—
Non-Cash Stock Issuance	14,246	207,520

ValueRich, Inc.
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1                 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2006 included in the Company’s Registration Statement on Form SB-2 Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS

Overview and Background

We were incorporated under the laws of the state of Florida on July 11, 2003. On March 3, 2006, we reincorporated in the state of Delaware. We operate various online and offline media-based properties for corporate and financial professionals. Our properties include i) iValueRich.com, ii) ValueRich magazine and iii) the ValueRich Small-cap Financial Expo. iValueRich.com is a global online community providing a complete range of practical business solutions for all public companies and the millions of industry related businesses and professionals that seek to do business with each other. The small-cap financial expo is a unique expo-style financial conference format for small-cap public companies to showcase their products and services and have continuous access to investment bankers and buy-side professionals. ValueRich magazine is published quarterly and is a glossy full-color magazine of approximately 120 pages that is geared toward an affluent readership of investment related professionals and corporate leaders.

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. During our fiscal years ended December 31, 2005 and December 31, 2006, we incurred net losses of approximately $230,000 and $937,000, respectively, and for the three months ended June 30, 2007, we incurred a net loss of $270,796.

Our corporate mission is to create the world’s largest community of Wall Street professionals and small-cap public company executives. To accomplish this we will use our online and offline properties, including our global Internet community, print publishing and self promoting financial events to connect the corporate and financial professionals that make up the securities industry. We seek to accomplish this through our integrated portfolio of products and services that we now provide for the small public capitalization market place.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The only critical accounting policy is the recognition of revenue. Revenues are recognized in the period that services are provided. For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our financial position and results of operations was not significant.

The preparation of our financial statements also requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, although we do not consider those estimates to represent critical accounting policies. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets and value of our stock issued for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Results of Operations

Six Months Ended June 30, 2007 Compared to June 30, 2006

Total revenue for the six months ended June 30, 2007 increased by approximately $356,152 or approximately 67% from $535,465 for the six months ended June 30, 2006 to $891,617 for the six months ended June 30, 2007. The increase is primarily attributed to an increase of $260,379 in income derived from expos, which was primarily due to an increase in exhibitor participation which was partially offset by a decrease in sponsor participation.  The increase in total income was also attributable to an increase of $89,773 in income from magazines primarily due to increases in both subscriptions and ad fees, which were slightly offset by sales discounts.

Cost of sale for the six months ended June 30, 2007 increased by $207,252 or 48% from $429,928 for the six months ended June 30, 2006 to $637,180 for the six months ended June 30, 2007. Cost of goods sold as a percentage of revenue for the six months ended June 30, 2007 and 2006 was 71% and 80%, respectively. Although cost of goods sold increased for the six months ended June 30, 2007, the increase in costs was offset by a larger increase in income. The increase in cost of goods sold is principally due to the shift in the Company’s expo model from a large convention-type setting to a smaller, more intimate venue. Under the new model, the cost of sales has increased; yet, management is continuing to look for new ways in the future to streamline event costs without reducing the value received by its exhibiting companies.

Operating expenses for the six months ended June 30, 2007 decreased by $56,518 or 8% from $714,487 for the six months ended June 30, 2006 to $657,969 for the six months ended June 30, 2007. The net decrease is primarily due to the decrease of $193,274 in stock issuance and to a lesser extent, a decrease in professional fees, which was partially offset by an increase in staffing costs and travel and entertainment costs.

Net loss before income tax for the six months ended June 30, 2007 decreased by $161,198 or 27% from net loss of $583,681 for the six months ended June 30, 2006 to a net loss of $422,483 for the six months ended June 30, 2007. The principal reasons for the decrease in the net loss were  the increase in income due to an increase  in exhibitor volumes and magazine income and the decrease in general and administrative expenses, which was offset by the increase in cost of goods sold and the increase in other expenses.

Three months ended June 30, 2007 Compared to June 30, 2006

Total revenue for the three months ended June 30, 2007 increased by approximately $382,243 for the three months ended June 30. The increase is primarily attributed to an increase of $91,514 in income derived from magazines, and an increase of $284,730 derived from an increase in expo income.   Expo income increased primarily as a result of an increase in exhibitor participation and, to a lesser extent, an increase in optional services, which was partially offset by a decrease in sponsor participation.  The increase in income from magazines was primarily due to an increase in company profile fees, which were partially offset by sales discounts.

Cost of sale for the three months ended June 30, 2007 increased by $146,893 or 170% from $86,230 for the three months ended June 30, 2006 to $233,123 for the three months ended June 30, 2007. Cost of goods sold as a percentage of revenue for the three months ended June 30, 2007 and 2006 was 68%. Although cost of goods sold increased for the three months ended June 30, 2007, the increase in costs was offset by a larger increase in income. The increase in cost of goods sold is principally due to the shift in the Company’s expo model from a large convention-type setting to a smaller, more intimate venue. Under the new model, the cost of sales has increased; yet, management is continuing to look for new ways in the future to streamline event costs without reducing the value received by its exhibiting companies.

Operating expenses for the three months ended June 30, 2007 decreased by $94,113 or 20% from $467,798 for the three months ended June 30, 2006 to $373,685 for the three months ended June 30, 2007. The net decrease is primarily due to the reduction in financing cost.

Net loss before income tax for the three months ended June 30, 2007 decreased by $310,979 or 53% from net loss of $581,775 for the three months ended June 30, 2006 to a net loss of $270,796 for the three months ended June 30, 2007. The principal reasons for the decrease in the net loss were (1) the increase in income due to an increase in exhibitor volumes and magazine income and the decrease in general and administrative expenses.

Liquidity and Capital Resources

The Company had a net decrease in cash of $267,804 for the six months ended June 30, 2007 from December 31, 2006.  Cash used in operations was $251,840 for this period, as compared to cash used in operations of $476,097 for the comparable 2006 period.  Included in the net cash provided by operations for the six months ended June 30, 2007 was $177,241 in accounts payable, an increase of $286,039 as compared to the prior year. Cash used in investing activities decreased from $2927 for the six months ended June 30, 2007 from $13,661 for the six months ended June 30, 2006. Cash used in financing activities for the six months ended June 30, 2007 totaled $13,036 compared to cash provided form financing activities of $1,287,015 for the six months ended June 30, 2006.

Since our inception we have financed our operations from the sale of common stock, the issuance of convertible notes payable and officer advances. We expect our cash on hand will be sufficient for us to continue our operations for the next 12 months. However, in order for us to execute our business plan, we will require significant equity capital to be raised over the next 12 months. We have raised $4,932,778 in from the public offering of our securities (after deducting the underwriting discounts and commissions, the underwriter’s non-accountable expense allowance and the estimated expenses of the offering payable by us) which we believe will allow us to (i) host two large-scale expos; (ii) host at least two smaller, scaled-down expos; (iii) publish four issues of ValueRich magazine; and (iv) host iValuerich.com.

We expect that the market for our services will continue to grow as the number of small-cap companies in the global economy increases. Even in times of economic downturn, we believe that small-cap companies will continue to need our services and get the necessary exposure to grow their business. There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on us.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosure.

As of June 30, 2007, the management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2007.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the quarter ended June 30, 2007.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has had no legal proceedings in the quarter ended June 30, 2007.

ITEM 1A. RISK FACTORS

Information about risk factors appear in our Registration Statement on Form SB-2 (File No.333-135511).  There have been no material changes from the risk factors previously disclosed in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUERICH, INC.
(Registrant)
Date: August 14, 2007	By: /s/ Joseph C. Visconti
Joseph C. Visconti
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2007	By: /s/ Michael Chalhub
Michael Chalhub
Chief Financial Officer
(Principal Financial Officer)