Form 10QSB
period 2007-09-30
VALUERICH INC
filed 2007-11-14
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT UNDER 13 OR 15(D) OF THE EXCHANGE ACT
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No x

Number of shares of the registrant's common stock outstanding as of November 14, 2007 is: 8,151,539

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
• Unaudited Condensed Balance Sheets as of September 30, 2007
• Unaudited Condensed Statement of Operations for the Three Months Ended September 30, 2007 and 2006
• Unaudited Condensed Statement of Operations for the Nine Months Ended September 30, 2007 and 2006
• Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

FORM 10-QSB SIGNATURE PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUERICH, INC.

1.	Unaudited Condensed Balance Sheets as of September 30, 2007
2.	Unaudited Condensed Statement of Operations for the Three Months & Nine Months Ending September 30, 2007 and 2006
3.	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007.

VALUERICH, INC.
Consolidated Balance Sheet

September 30,2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	4,079,171
Accounts receivable	42,554
Pre-paid Expenses	41,662
Deferred Financing Cost	10,476
Total Current Assets	4,173,863

FIXED ASSETS
Fixed Assets, at cost	106,459
Accumulated depreciation	(62,960)
Net Fixed Assets	43,500
TOTAL ASSETS	4,217,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	79,163
Deferred Revenue	249,493
Shareholder Notes Payable – current portion	70,000
Convertible Notes Payable – current portion	50,000
Total Current Liabilities	448,657
Convertible Shareholders’ Notes Payable	9,500
Total Long Term Debt	9,500
Total Liabilities	458,157

STOCKHOLDERS’ DEFICIT
Common stock, 100,000,000 shares authorized of $0.01 par value, 8,151,539 shares issued and outstanding.	81,515
Capital in excess of par value	7,032,071
Accumulated Deficit	(3,354,380)
Total Stockholders’ Equity	3,759,207
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	4,217,363

ValueRich, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE
Expos, net	—	—	573,394	437,508
Magazines, net	—	94,988	318,223	192,944
	—	94,988	891,617	630,452
COST OF SALES
Expos	27,075	—	534,083	357,951
Magazines	13,804	32,127	143,975	104,103
	40,879	32,127	678,058	462,054
GROSS PROFIT	(40,879)	62,861	213,559	168,398
OPERATING EXPENSES
Sales & Marketing	4,265	1,463	19,048	24,021
Staffing Costs	577,907	205,356	1,027,391	482,618
Office Expenses	68,090	53,736	195,548	173,910
Professional Fees	334,013	24,865	375,237	103,053
Stock Issued Late to Founder/Employees	—	—	—	140,000
Financing Cost	786	—	15,032	67,519
Depreciation Expense	6,158	4,995	16,931	13,780
	991,219	290,415	1,649,187	1,004,901
NET OPERATING INCOME (LOSS)	(1,032,098)	(227,554)	(1,435,628)	(836,503)

OTHER INCOME (EXPENSE)
Interest Expense	(14,869)	(5,075)	2,393	3,096
Other Income (Expense)	—	900	1,687	(32,541)
	(14,869)	(4,175)	4,080	(29,445)

NET PROFIT/(LOSS) BEFORE INCOME TAX	(1,017,229)	(223,379)	(1,439,708)	(807,058)
Income tax	—	—	—	—
NET PROFIT/(LOSS)	(1,017,229)	(223,379)	(1,439,708)	(807,058)
BASIC LOSS PER COMMON SHARE	(0.12)	(0.05)	(0.18)	(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,151,539	4,616,936	8,151,539	4,616,936

ValueRich, Inc
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/Loss	-1,439,713	-807,060
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,753	13,780
Bad Debt Expense	-20,000	20,000
(Gain) Loss on Disposition of Fixed Assets	1,634	—
Non-Cash Stock Issuance	14,246	207,519
Accrued Interest Converted To Notes Payable	—	—
Changes in operating assets and liabilities:	—	—
(Increase) Decrease in accounts receivable	-1,269	-59,464
(Increase) decrease in prepaid expenses	-35,129	-213,511
Increase (decrease) in accounts payable and accrued expenses	-86,645	-39,331
Increase (decrease) in deferred revenue	168,913	313,601
Net Cash Used in Operating Activities	-1,383,209	-564,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-977	-27,965
Net Cash Used in Investing Activities	-977	-27,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	5,009,101	1,676,654
Proceeds from notes payable	—	352,800
Repayments of notes payable	—	—
Repayments of shareholder notes payable	(425,642)	(113,858)
Proceeds from convertible shareholders’ notes payable	—	(32,500)
Proceeds from convertible notes payable	—	(237,500)
Officer advances (payments), net	-62,167	-934
Net Cash Provided by Financing Activities	4,521,292	1,644,662

NET INCREASE (DECREASE) IN CASH	3,137,106	1,052,231

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	942,066	218,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,079,172	1,270,289

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	42,449	20,853
Income taxes	—	—
Non-Cash Financing Activities:	—	—
Conversion of convertible shareholders’ notes payable	—	—
Conversion of convertible notes payable	—	—
Non-Cash Stock Issuance	14,246	207,519

ValueRich, Inc
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/Loss	-1,439,713	-807,060
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,753	13,780
Bad Debt Expense	-20,000	20,000
(Gain) Loss on Disposition of Fixed Assets	1,634	—
Non-Cash Stock Issuance	14,246	207,519
Accrued Interest Converted To Notes Payable	—	—
Changes in operating assets and liabilities:	—	—
(Increase) Decrease in accounts receivable	-1,269	-59,464
(Increase) decrease in prepaid expenses	-35,129	-213,511
Increase (decrease) in accounts payable and accrued expenses	-86,645	-39,331
Increase (decrease) in deferred revenue	168,913	313,601
Net Cash Used in Operating Activities	-1,383,209	-564,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-977	-27,965
Net Cash Used in Investing Activities	-977	-27,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	5,009,101	1,676,654
Proceeds from notes payable	—	352,800
Repayments of notes payable	—	—
Repayments of shareholder notes payable	(425,642)	(113,858)
Proceeds from convertible shareholders’ notes payable	—	(32,500)
Proceeds from convertible notes payable	—	(237,500)
Officer advances (payments), net	-62,167	-934
Net Cash Provided by Financing Activities	4,521,292	1,644,662

NET INCREASE (DECREASE) IN CASH	3,137,106	1,052,231

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	942,066	218,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,079,172	1,270,289

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	42,449	20,853
Income taxes	—	—
Non-Cash Financing Activities:	—	—
Conversion of convertible shareholders’ notes payable	—	—
Conversion of convertible notes payable	—	—
Non-Cash Stock Issuance	14,246	207,519

ValueRich, Inc.
Notes to the Consolidated Financial Statements
September 30, 2007
NOTE 1                 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2006 included in the Company’s Registration Statement on Form SB-2.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2                 INITIAL PUBLIC OFFERING

On August 7, 2007, we completed an initial public offering of our common stock in which we raised approximately $5,600,000 in gross proceeds or $4,900,000 net of commission, expenses and underwriting fees related to the offering.  We issued 1,637,230 in the offering, bringing our total outstanding shares to 8,151,539.

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. During our fiscal years ended December 31, 2005 and December 31, 2006, we incurred net losses of approximately $230,000 and $937,000, respectively, and for the three months ended September 30, 2007, we incurred a net loss of $1,017,230.

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

Results of Operations

Nine  Months Ended September 30, 2007 Compared to Nine  Months Ended September  30, 2006

ValueRich’s business model consists of quarterly magazine publishing and periodic (usually quarterly) expo events.  During the nine months ended September 30, 2006, our total revenue increased from $261,164 for the nine months ended September 30, 2006 to $891,617 for the nine months ended September 30, 2007.  This increase was primarily attributed to an increase in revenue form expos from $437,508 to $573,394 and an increase in magazine revenue from $192,945 to $318,223. This does not include any amounts that we received as advance subscriptions to our October 2007 expo of approximately $250,000, which cannot be realized until after the expo and will be realized in the fourth quarter.

Our total cost of sales for the nine months ended September 30, 2007 was $678,059 as compared to $462,055 for the nine months ended September 30, 2006.  Expo costs increased from $357,952 in the prior year’s nine month period ended September 30, 2006 to $534,084 for the nine months ended September 30, 2007. Magazine costs also increased  for the comparable periods. Total operating expenses increased significantly from $1,004,903 for the nine months ended September 30, 2006 to $1,649,190 for the nine months ended September 30, 2007.  The increase in total operating expenses was primarily attributable to an increase in staffing costs from $482,618 to $1,027,391 and an increase in professional fees from $103,053 to $375,238. The increased staffing costs were primarily attributable to one time bonus payments to certain employees in an effort to make their overall compensation package consistent with those of other executives in similar companies in our industry.  The increase in professional fees is attributable to certain expenses incurred in connection with our initial public offering of our common stock which closed in August. None of these expenses are expected to be recurring expense. Net loss for the nine months ended September 30, 2007 increased to ($1,649,190) from ($1,004,903) primarily as a result of the additional staffing costs and professional fees and to a lesser extent, the decrease in revenue and increase in cost of sales.

Three  Months Ended September 30, 2007 Compared to Three Months Ended September  30, 2006

During the third quarter, we did not have any expo events or publish any editions of our magazine and therefore we generated no revenue.  However, we have received advance subscriptions to our October 2007 expo of approximately $250,000, which cannot be realized until after the expo and will be realized in the fourth quarter.

Our total cost of sales for the three months ended September 30, 2007 was $40,879 as compared to $32,127 for the three months ended September 30, 2006.  Expo costs increased from none in the prior year’s three month period ended September 30, 2006 to $27,075 for the three months ended September 30, 2007 which was offset by a decrease in magazine expenses from $32,127 to $13,804 for the comparable three month period. Total operating expenses increased significantly from $290,416 for the three months ended September 30, 2006 to $991,221 for the three months ended September 30, 2007.  The increase in total operating expenses was primarily attributable to an increase in staffing costs from $205,356 to $577,907 and an increase in professional fees from $24,865 to $334,013, which was partially offset by a decrease in expenses for financial service and the fact that, unlike 2006 no stock was issued to founder employees during 2007.  The increased staffing costs were primarily attributable to one time bonus payments aggregating $325,000 to certain employees in an effort to make their overall compensation package consistent with those of other executives in similar companies in our industry.  The increase in professional fees is attributable to certain expenses incurred in connection with our initial public offering of our common stock which closed in August and consulting fees. None of these expenses are expected to be recurring expense. Net loss for the quarter ended September 30, 2007 increased to ($1,032,100) from($223,380) primarily as a result of the additional  staffing costs and professional fees and to a lesser extent, the decrease in revenue and increase in cost of sales..

Liquidity and Capital Resources

The Company had a net increase in cash of $3,137,106 for the nine months ended September 30, 2007 from December 31, 2006.  Cash used in operations was $1,383,210 for this period, as compared to cash used in operations of $564,466 for the comparable 2006 period.  Included in the net cash provided by operations for the nine months ended September 30, 2007 was $128,307 in accounts payable, an increase of $88,976 as compared to the prior year,. Noncash stock issuances decreased from $207, 519 to $14,753 for the nine months ended September 30, 2007 and deferred revenue also decreased from $313,601 to $168,913. Cash used in investing activities decreased from $27,965 for the nine months ended September 30, 2006 to $977  for the nine  months ended September  30, 2007. Cash provided by financing activities for the nine months ended September 30, 2007 totaled $4,521,292 compared to cash provided from financing activities of $1,644,662 for the nine months ended September 30, 2006. The increase in cash provided by financing activities was primarily a result of increases in proceeds form the issuance of our stock in out initial public offering.

Since our inception we have financed our operations from the sale of common stock, the issuance of convertible notes payable and officer advances. We expect our cash on hand will be sufficient for us to continue our operations for the next 12 months.. We have raised $4,932,778 from the public offering of our securities (after deducting the underwriting discounts and commissions, the underwriter’s non-accountable expense allowance and the estimated expenses of the offering payable by us) which we believe will allow us to (i) host two large-scale expos; (ii) host at least two smaller, scaled-down expos; (iii) publish four issues of ValueRich magazine; and (iv) host iValuerich.com.

We expect that the market for our services will continue to grow as the number of small-cap companies in the global economy increases. Even in times of economic downturn, we believe that small-cap companies will continue to need our services and get the necessary exposure to grow their business. There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact upon our financial results.

Subsequent Event

In an effort to expand our iValueRich.com community, we have entered into a letter of intent to purchase all of the outstanding securities of US Euro Securities, Inc., the lead underwriter of our initial public offering.  The purchase price will consist of a combination of cash, a promissory note and warrants exercisable for shares of our common stock and upon consummation will result in a decrease in our cash, an increase in our liabilities and additional dilution upon exercise of the warrants. The acquisition of US EURO Securities is subject to the negotiation and execution of a definitive acquisition agreement and customary closing conditions, including the receipt of all required regulatory approvals by the SEC, FINRA and The American Stock Exchange. No assurance can be given as to when, or if, all negotiations will be completed and such closing conditions will be satisfied.

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

As of September 30, 2007, the management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2007.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the quarter ended September 30, 2007.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has had no legal proceedings in the quarter ended September 30, 2007.

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

VALUERICH, INC.
(Registrant)
Date: November 14, 2007	By: /s/ Joseph C. Visconti
Joseph C. Visconti
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)