Form 10-K
period 2007-12-31
VALUERICH INC
filed 2008-04-11
CIK 1349892

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from_______ to_______

Commission File Number: 333-139354

VALUERICH, INC.
(Name of small business issuer in its charter)

Delaware	41-2102385
(State of Incorporation)	(I.R.S. Employer Identification No.)

1804 N. Dixie Highway, West Palm Beach, FL  33467
 (Address of Principal Executive Offices)         (Zip Code)

561-832-8878
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

 (Title of Class)

       Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒       No  ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

       State issuer’s revenues for its most recent fiscal year: $1,227,694

       The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of March 31, 2008, was approximately $1,339,633, based on $.30, the price at which the registrant’s common stock was last sold on that date.

       As of March 7, 2008, the issuer had 8,276,542  shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐   No   ☒

PART I

Forward Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur.

ITEM 1.  DESCRIPTION OF BUSINESS

ValueRich, Inc., (the Company), was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006. The Company owns various online and offline media-based properties for corporate and financial professionals. Its properties include 1) iValueRich.com, 2) ValueRich magazine and 3) the ValueRich Small-cap Financial Expo. iValueRich.com is an online community providing a range of business solutions for public companies and the many industry related businesses and professionals that seek to do business with each other. The small-cap financial expo is a unique expo-style financial conference format for small-cap public companies to showcase their products and services and have continuous access to investment bankers and buy-side professionals.

Although we believe we have been successful in building brand recognition, we are currently revising our  financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space. We have recently found that in many cases our clients are being offered free and/or no charge presentation spots at  investment banking conferences where the host investment bank derives revenue not from charging the exhibiting companies to present but rather from the investment banking fees derived from engaging the invited company and generating revenue from investment banking services, consulting and advisory fees. In addition, as the sole host of  our events, we have experienced that we were carrying a majority of the financial exposure and overhead to these events, while the banks and service providers that simply sponsored or attended our events were benefiting equally.

We intend that our next event will be a co-branded and partnered expo with one or more of the investment banks and service providers that directly benefit from their access to micro-cap companies, so as to leverage on our brand recognition and reduce direct and indirect overhead costs. While we intend to now seek to share the financial exposure and infrastructure with investment banks, service providers and Wall Street professionals that gain from these events no assurance, however,  can be given especially in light of the current negative market environment that we will be able to secure a co-partner for these events.  As a result of our ongoing efforts to revise our current expos, we have not yet announced a date for our next Small-cap Financial Expo.

ValueRich magazine was  published three times during the year ended December 31, 2007. The magazine is geared toward an affluent readership of investment related professionals and corporate leaders.  As a cost-cutting measure, and with the advent of modern publishing software, we have also made changes to this line of business, which include the decision to publish our magazine digitally. The magazine will maintain its format, lay-out and size, and we believe the user experience will  not change dramatically. We also expect that the on-line user friendly publishing format will increase the deliverable format to a wider and more broad market of new readers. The Internet  and online publishing platform also allows us to attract more readers and subscribers for substantially decreased costs. As a result, we expect  our direct and indirect expenses for publishing the magazine,  such as printing and mailing costs to decrease dramatically.

We are actively involved in seeking to secure an interest in a licensed FINRA broker-dealer. We believe that leveraging our database and clients along with the contacts and relationships established by our conference and Media business, would enable us to benefit from the fee generated side of the banking business.

ITEM 1A.  RISK FACTORS

In evaluating us and our business you should carefully consider the risks set forth below..

Risks Relating to Our Business

No assurance can be given that we will not be subject to liability if persons rely on information about other companies made available through the use of our services.

Although we believe that we should not be held liable if information made available through our services about other companies, and/or relied on by persons using our services, turns out to be fraudulent or otherwise misleading, there can be no assurance given that any potential liability for any such fraudulent or otherwise misleading information would lie exclusively with the companies providing such information, and not us. If we were found to be held liable for damages resulting from any such fraudulent or otherwise misleading information, the damages could be significant. In this regard, we are not involved at any level with the preparation of the content of the information provided by our participating member companies, nor do we check, verify or confirm any of this information; but, merely organize the manner in which it is presented and make it available to be searched. All substantive information about other companies that is made available through our services is provided directly to us by the respective companies themselves. In addition, there are disclaimers in place required to be accepted by paying members in connection with gaining membership to our website which are intended to further restrict our liability for the accuracy of this information.

Because we have only recently commenced business operations, it is difficult to evaluate our prospects.

We face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. We were incorporated in Florida in July 2003 and then reincorporated in Delaware in March 2006. We hosted our first financial expo in March 2005, and published our first edition of ValueRich magazine in the spring of 2004. We just launched iValuerich.com in June 2006. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment.

We have not been profitable in the past and may never become profitable.

We have not yet achieved profitability and there can be no assurance that we will become profitable. During our fiscal years ended December 31, 2007 and December 31, 2006, we incurred net losses of approximately $1,747,987 and $937,170, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement and maintain our business strategy. There can be no assurance that we will become or remain profitable.

There is an uncertain market for our products.

We have only a limited operating history to determine the market acceptance by small capitalization companies, investment banks and buy-side professionals of our expos, magazine and internet community. No assurance can be given that a significant market for our products and services will be developed or sustained.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

The success and growth of our business will depend on the contributions of our Chairman, President and Chief Executive Officer, Joseph Visconti, and a small number of other key personnel, as well as our ability to attract, motivate and retain other highly qualified personnel. Competition for such personnel is intense. We do not have an employment agreement with Mr. Visconti or any of our other employees. The loss of the services of any of our key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business.

If our business plan fails, our company will dissolve and investors may not receive any portion of their investment back.

If we are unable to realize profitable operations, or raise sufficient capital, our business will eventually fail. In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors.

If we do not meet the American Stock Exchange requirements for continued listing, our common stock may be delisted and our securities may then become illiquid.

If our securities are delisted from AMEX, they will likely be quoted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board. Consequently, an investor would find it more difficult to trade our securities. In addition, if our common stock is delisted from AMEX, it will be subject to the rules relating to “penny stocks.” These rules require brokers who sell securities subject to such rules to persons other than established customers and “institutional accredited investors” to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the securities. Application of the penny stock rules to our securities will adversely affect the market liquidity of our securities, which may adversely affect the ability of purchasers in this offering to resell our securities.

We utilize third parties to provide reliable software, systems and related services.

We utilize various third parties for technology, software, systems and related services in order to provide our clients with the most comprehensive menu of publicly available business and financial information by providing historical data in chart format, daily updates and live feeds. Currently we have not entered into any agreements with any third party for technology, software, systems or related services. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and services offering to our members could be impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen difficulties. Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on our favorable terms as we currently receive or in a timely manner.

The operating performance of computer systems and Web servers is critical to our business and reputation.

Any system failure, including network, software or hardware failure due to a computer virus break-ins or otherwise that causes an interruption to our website could lead to reduced revenues for our business. In addition, our members depend on internet service providers, online service providers and other website operators for access to our websites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our degraded service, number satisfaction would decrease, we would likely lose revenue and our reputation could be permanently harmed.

We may issue shares of preferred stock with greater rights than our common stock.

Our articles of incorporation authorize our board of directors to issue up to ten million shares of preferred stock in one or more series and determine the price for those shares without seeking any further approval from our stockholders. Further, under Delaware law, the board of directors may at its discretion, and without stockholder approval, set the other terms of the preferred stock. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Intense competition could reduce our market share and harm our financial performance.

An increasing number of financial news and information sources compete for consumers’ and advertisers’ attention and spending. We expect this competition to continue to increase. We compete for advertisers, readers, staff and outside contributors with many types of companies. We have experienced increased competition in the financial convention space. We have found that in many cases our clients are being offered free and/or no charge presentation spots at  investment banking conferences where the host investment bank derives revenue not from charging the exhibiting companies to present but rather from the investment banking fees derived from engaging the invited company and generating revenue from investment banking services, consulting and advisory fees.  There can be no assurance that we will be able to continue to attract clients for our expos, and that if we are able to attract clients that it will be at prices that will enable us to meet the costs of running the expos.

Our ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services and to offer clients incentives such as free entry to their expos. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies (including offering their financial news for free) and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, readers, staff or outside contributors, which could materially adversely affect our business, results of operations and financial condition. Increased competition could result in advertising price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

We also compete with other web sites, television, radio and print media for a share of advertisers’ total advertising budgets. If advertisers perceive the Internet or our web site to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our web site.

Our online operations are subject to security risks and systems failures.

Security risks.

Online security breaches could materially adversely affect our collective businesses, financial condition or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our consumers’ transaction data. In addition, experienced programmers or “hackers” may attempt to misappropriate proprietary information or cause interruptions in our services which could require us to expend significant capital and resources to protect against these problems.

Other system failures.

The uninterrupted performance of our computer systems is critical to the operations of our Internet sites. We may have to restrict access to our Internet sites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our Internet site and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our Internet sites must accommodate a high volume of traffic and deliver regularly updated content. Our sites have, on occasion, experienced slower response times and network failures. These types of occurrences in the future could cause users to perceive our web sites as not functioning properly and therefore induce them to frequent Internet sites other than ours. In addition, our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our Internet sites due to Internet service providers’ system disruptions or similar failures unrelated to our systems.

If we are unable to generate revenues from advertising and sponsorships, or if we were to lose our large advertisers or sponsors, our business would be harmed.

If companies perceive ValueRich Magazine, iValueRich.com or our conference events to be a limited or ineffective advertising medium, they may be reluctant to advertise in our products or be a sponsor of our company. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

•	our ability to maintain a large, demographically attractive reader base for ValueRich Magazine or subscriber base for iValueRich.com;

•	our ability to maintain attractive advertising rates;

•	our ability to attract and retain advertisers and sponsors; and

•	our ability to provide effective advertising delivery and measurement systems.

Our advertising revenues are also dependent on the level of spending by advertisers, which is impacted by a number of factors beyond our control, including general economic conditions, changes in consumer purchasing and viewing habits and changes in the retail sales environment. Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. These companies may be able to undertake more extensive marketing campaigns, adopt aggressive advertising pricing policies and devote substantially more resources to attracting advertising customers. In an effort to decrease cost, we have changed  publication to digital.  There can be no assurance that such a change will not negatively impact our magazine revenue.  During our fiscal years ended December 31, 2006 and December 31, 2007, approximately $277,043and $399,043, respectively, of our revenues were attributable to advertising and sponsorship. For the three months ended March 31, 2007, $98,434 of our revenues was attributable to advertising and sponsorship.

If we are unable to generate revenues from subscription and site membership fees to iValueRich.com or fees for specific research or other services utilized by members of iValueRich.com our business would be harmed.

To date, we have not obtained any  revenues  from the interactive flow of commerce and financing queries through subscription and site membership fees for access to iValueRich.com, “a la carte” fees for specific valuable research and other services or from selling Internet advertising to reach the demographic this business community offers. While we continue to hope that we will be successful in these endeavors, no assurance can be given that we will, in fact, generate this revenue.

The Company must be able to adapt to rapidly changing market trends and technologies in order to continue offering its clients a viable business service.

The Company’s success will depend largely upon its ability to monitor rapidly changing technologies and market trends and to adapt its publications and services to meet the evolving information needs of existing and emerging target clients. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new publication, new expo structure or new service, or assimilating and marketing an acquired publication or service, is inherently risky and costly. We are currently in the process of modifying our expo line of business in order to more effectively compete in our industry and have chosen to change our magazine publication to digital. New publications typically require several years and significant investment to achieve profitability. There can be no assurance that the Company’s efforts to modify its existing lines of business or introduce new or assimilate acquired publications or services will be successful or profitable. In addition, the Company has invested in certain Internet services that are not yet revenue optimized. The Internet is still in the relatively early stages of development as a commercial medium, and there can be no assurance that these services will be successful or profitable. Costs related to the development of new publications and services are expensed as incurred and, accordingly, the Company’s profitability from year to year may be adversely affected by the number and timing of new product launches.

Some of the Company’s business services compete in a highly competitive market.

Certain of the business lines in which the Company is engaged are highly competitive and certain of the Company’s competitors are larger and have greater financial resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully or that such competition will not have a material adverse effect on the Company’s business or financial results.

If we are unable to attract or retain qualified editorial staff and outside contributors, our business could be adversely affected.

The success of our magazine depends substantially upon our ability to produce original, timely, comprehensive and trustworthy content.  We may not be able to retain or attract highly qualified writers, and in fact, as a cost-cutting measure we recently substantially reduced our editorial staff in an effort to reduce expenses.  If we are unable to retain our current writers with appropriate qualifications, our business, results of operations and financial condition could be materially adversely affected.

We may be exposed to liability over privacy concerns.

Despite the display of our privacy policy on our website, any penetration of our network security or misappropriation of our customers’ personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation, which could divert management’s attention from the operation of our business and result in the imposition of significant damages. In addition, the Federal Trade Commission and several states have investigated the use by Internet companies of personal information. In 1998, the U.S. Congress enacted the Children’s Online Privacy Protection Act of 1998. The Federal Trade Commission recently promulgated final regulations interpreting this act. We depend upon collecting personal information from our customers and we believe that the regulations under this act will make it more difficult for us to collect personal information from some of our customers. Any failure to comply with this act may make us liable for substantial fines and other penalties. We could also incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

As a result of a change in our business expo model we have experienced, and may continue to experience, a significant loss in revenues.

Our revenue from expo events declined from  $1,017,120 for the year ended December 31, 2006 to $828, 651 for the year ended December 31, 2007.  This decline is partially attributable to our change in our business expo model in 2007, which involved reducing the size of our expos as well as increased competition in the expo business. In addition, during the period in which we seek to transition to a new, co-branded, more cost-effective business model, we expect to continue to suffer from declines in our revenues, however, the impact of the change to a co-branded or partnership model cannot be fully assessed. The change in our business expo model effected in 2007 decreased the number of businesses exhibiting at our expos which caused a corresponding decrease in the amount of fees we generated from hosting the expo. In addition, since exhibiting companies, expo sponsors and industry professionals that attend our expos are the largest source of our magazine advertisements, we also experienced a corresponding decrease in the amount of fees we generated from magazine advertisements.

The profitability and success of our trade shows and conferences could be adversely affected if we are unable to obtain desirable dates and locations or are unable to increase the frequency of our events.

The competition for desirable dates and venues for our expos is also increasing. As this competition intensifies, we may be unable to schedule important engagements. If we are unable to obtain desirable dates and venues for events, the profitability and future success of these events could be adversely affected. In addition, we may desire to increase the frequency of our trade shows and conferences to take advantage of increasing demand in the future. If we are unable to secure additional venues with suitable exhibit space to accommodate this demand, the growth of our trade shows and conferences business could be adversely affected.

Our business is directly effected by the success of the financial service industry.

Our business depends in large part upon the spending patterns of members of the financial services industry.  The financial services industry has recently been extremely volatile and experienced significant economic downturns.  Our expo participation and advertising revenue depends in part of the spending patterns of these businesses which may be reduced in such volatile markets.

We may not be able to protect our intellectual property, and we may be liable for infringing the intellectual property of others.

Third parties may infringe or misappropriate our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition. While we enter into confidentiality agreements with our material employees, guides, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is still evolving.

Third parties may assert infringement claims against us. From time to time in the ordinary course of business we expect to be subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us and our subsidiaries to significant liability for damages. In addition, even if we and our subsidiaries prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our and our subsidiaries’ ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease an office in West Palm Beach, Florida of approximately 1,750 square feet on a month to month basis from Joseph Visconti, our Chairman, President and CEO at a rate of $32,400 per year.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the last quarter of the year ended December 31, 2007 other than a vote of our shareholders on November 30, 2007  with respect to changes to our stock option plan which were filed in an Information Statement on Schedule 14C with the Securities and Exchange Commission.  The changes included an increase in the number awards to be issued under the plan, the inclusion of consultants in the eligible participants in the plan and the addition of awards such as restricted stock.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY; RELATED SHAREHOLDER MATTERS; AND SMALL BUSINESS ISSUERS OF EQUITY SECURITIES

Our common stock currently trades on the American Stock Exchange under the symbol “IVA”. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during the last two fiscal years, as reported by the American Stock Exchange. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the American Stock Exchange on December 31, 2007 was $.58 per share. As of December 31, 2007, there were approximately 300 shareholders of record of our common stock, this number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2007
Fourth quarter	.60	.50
Third quarter	1.18	.91
Second quarter	N/A	N/A
First quarter	N/A	N/A
YEAR ENDED DECEMBER 31, 2006
Fourth quarter	N/A	N/A
Third quarter	N/A	N/A
Second quarter	N/A	N/A
First quarter	N/A	N/A

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors”, our actual results may differ materially from those anticipated in these forward-looking statements.

Financial Operations Overview

Critical Accounting Policies

Results of Operations

Years Ended December 31, 2007 and 2006.

Revenue. For the year ended December 31, 2007, revenue was $1,227,694  as compared to $1,294,163 for the year ended December 31, 2006. The revenue for the year ended December 31, 2007 was primarily attributable to revenue derived from expos and to a lesser extent revenue derived from magazines.  The revenue derived from expos was $828,651 for the year ended December 31, 2007 as compared to $1,017,120 for the year ended December 31, 2006.  This decrease of approximately 19% is primarily attributable to a change in the expo model to a reduced size expo and increased competition.  During the year ended December 31, 2007 revenue derived from our magazine was $399,043 as compared with $277,043 for the year ended December 31, 2006.

Operating expenses. For the year ended December 31, 2007, operating expense was $1,981,044 as compared to $1,346,720 for the year ended December 31, 2006. For the year ended December 31, 2007, general and administrative expense was $1,935,470 as compared to $1,107,056 for the year ended December 31, 2006. The increase of $828,414 is due primarily to an increase in staffing costs from $680,953  for the year ended December 31, 2006 to $1,157,155 for the year ended December 31, 2007 and increased professional fees incurred from $174,300 for the year ended December 31, 2006 to $506,848 for the year ended December 31, 2007, both of which increased as a result of costs associated with our the initial public offering.

Other income (expense), net. For the year ended December 31, 2007, interest income (net) was 46,354 as compared to $32,107 for the year ended December 31, 2006. Interest income was higher in 2007 as compared to 2006, due to the increase cash reserves from the IPO.

Net loss. Net loss for the year ended December 31, 2007, was $1,747,987 as compared to $937,170 for the year ended December 31, 2006. This increase in net loss is attributable primarily to an increase in operating expenses resulting form costs incurred in connection with our initial public offering.

Liquidity and Capital Resources

During the year ended December 31, 2007, we had a net increase in cash of $2,626,470. Total cash resources as of December 31, 2007 was $3,568,536. The increase in cash proceeds resulted from cash flow from financing activities. During the years ended December 31, 2007 and 2006, net cash used in operating activities was $1,591,808 and $768,863, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Cash proceeds from financing activities were $4,327,455 and $1,529,036 for the years ended December 31, 2007 and 2006, respectively. The net cash proceeds from financing activities for the year ended December 31, 2007 resulted from the IPO and the reduction of miscellaneous debt.

Cash from investing activities were primarily attributed to our investment in a joint venture. We entered into a joint venture agreement with Verdund Legal.  Verdund Legal has a strong European presence focused on emerging companies seeking capital and exposure to American markets. Verdund Legal and ValueRich plan on leveraging each other’s data base to create business from engaging each other’s clients with advisory, consulting and Valuerich related businesses. The total capitalized cost of the agreement was $278,559.92 which consisted of the payment by us of $100,000 in cash, 100,000 shares of stock and 100,000 options exercisable at $1.00.  The profit and losses of the Joint Venture shall be shared equally among the Joint Ventureres.

Current and Future Financing Needs

We have incurred an accumulated deficit of $3,662,653 through December 31, 2007. Although our cash and cash equivalents at the end of the year increased as compared to last year, we have incurred negative cash flow from operations for the year ended December 31, 2007.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our revisions to our current lines of business. and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Employees
 As of March 31, 2008, we had seven employees.

[missing graphic]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ValueRich, Inc.
West Palm Beach,  Florida

We have audited the accompanying balance sheets of  ValueRich, Inc. at December 31, 2007  and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  ValueRich, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

[missing graphic]
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 15, 2008

[missing graphic]

VALUERICH, INC.
Balance Sheets

	2007	2006
ASSETS
CURRENT ASSETS
Cash	NOTE 2-J	$3,568,535	$942,066
Accounts receivable	NOTE 3	—	41,285
Allowance for Doubtful Accounts	NOTE 3	—	(20,000)
Deferred Financing Costs	NOTE 9	—	12,936
Prepaid Expenses	NOTE 2-H	75,000	6,533
Total Current Assets		3,643,535	982,820

FIXED ASSETS
Fixed Assets, at cost	NOTE 2-I	68,040	105,660
Accumulated depreciation	NOTE 2-I	(43,058)	(46,572)
Net Fixed Assets		24,981	59,088
OTHER ASSETS
Other Assets		32,192	—
Joint Venture Agreement	NOTE 2-K	278,560	—
Total Other Assets Fixed Assets		310,752	—
TOTAL ASSETS		$3,979,269	$1,041,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses		$302,690	$154,200
Derivative Liability	NOTE 10	100,000	—
Deferred Revenue	NOTE 2-H	—	80,580
Notes Payable - current portion	NOTE 7	—	352,800
Shareholder Notes Payable - current portion	NOTE 7	70,000	70,000
Convertible Notes Payable - current portion	NOTE 7	50,000	50,000
Officer Advances - related party	NOTE 5	—	62,167
Total Current Liabilities		522,690	769,747
LONG-TERM DEBT
Convertible Shareholders’ Notes Payable Long-Term	NOTE 7	9,500	82,342
Convertible Notes Payable Long-Term	NOTE 7	—	—
Total Long Term Debt		9,500	82,342
Total Liabilities		532,190	852,089
COMMITMENTS
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized of $0.01 par value, 8,276,542 and 6,492,644 shares issued and outstanding, respectively			64,926

		82,765
Capital in excess of par value		7,026,966	2,039,559
Accumulated Deficit		(3.662,653)	(1,914,666)
Total Stockholders’ Equity		3,447,078	189,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,979,269	$1,041,908

The accompanying notes are an integral part of the financial statements.

VALUERICH,INC
Consolidated Statements of Operations

		For the Fiscal Year Ended December 31,
		2007	2006

REVENUE

Expos, net	NOTE 2-H	$828,651	$1,017,120

Magazines, net	NOTE 2-H	399,043	277,043

		1,227,694	1,294,163
COST OF SALES
Expos		844,476	755,928
Magazines		196,516	160,792
		1,040,992	916,720
GROSS PROFIT		186,702	377,443
OPERATING EXPENSES
Sales & Marketing		21,401	26,428
Staffing Costs		1,157,155	680,953
Office Expenses		250,066	225,375
Professional Fees		506,848	174,300
Stock Issued for Financial/Strategic Services	NOTE 4	—	70,000
Financing Costs	NOTES 4,7,9	15,032	80,456
Employee Stock Compensation Expense	NOTE 4	—	70,000
Depreciation Expense		30,542	19,208
		1,981,044	1,346,720
NET OPERATING LOSS		(1,794,341)	(969,277)
OTHER INCOME (EXPENSE)
Interest Expense		(59,881)	(29,861)
Other Income (Expense)		106,235	61,968
		46,354	32,107
NET LOSS		(1,747,987)	(937,170)
BEFORE INCOME TAX
Income tax	NOTE 2-D	—	—
		$(1,747,987)	$(937,170)
	NOTE 2-B	$(0.24)	$(0.15)
NET LOSS BASIC LOSS PER
COMMON SHARE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		7,215,794	6,09 3,135

 The accompanying notes are an integral part of the financial statements.

VALUERICH, INC.
Consolidated Statements of Stockholders' Equity
For years ending December 31, 2007 and 2006

			Additional	Retained
	Shares	Amount	Paid-in-Capital	Earnings
Balance at December 31, 2005	4,917,633	$49,176	$236,633	$(977,496)

Shares issued for conversion of debt and accrued interest at $1.50 and $1.40 per share	248,500	2,485	364,908	—
Shares issued for debt penalties at $1.50 per share	45,013	450	67,069	—
Shares issued for cash at $1.40 per share	1,181,498	11,815	1,642,281	—
Shares issued for services at $1.40 per share	50,000	500	69,500	—
Shares issued late to founder at $1.40 per share	50,000	500	69,500	—
Financing Costs	—	—	25,872	—
Fund Raising Costs	—	—	(436,204)	—
Net Loss for the year ended December 31, 2006	—	—	—	(937,170)

Balance at December 31, 2006	6,492,644	$64,926	$2,039,559	$(1,914,666)

Exercise of warrants at $2 per share	41,668	417	83,336	—
Deferred Financing Cost	-	-	12,572	—
Shares issued for Initial Public Offering at $3.50 per share	1,617,230	$16,172	$5,644,134	—
Joint venture Agreement issuance of stock	100,000	1,000	102,000	—
Value of options issued for joint venture agreement	—	—	75,560	—
Shares issued for web development	25,000	250	28,500	—
Fund Raising Costs	—	—	(958,695)	—
Net Loss for the year ended December 31, 2007	—	—	—	(1,747,987)

Balance at December 31, 2007	8,276,542	$82,765	$7,026,966	$(3,662,653)

The accompanying notes are an integral part of the financial statements.

VALUERICH, INC.
Consolidated Statements of Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,747,986)	$(937,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,542	19,208
Bad Debt Expense	—	20,000
(Gain) Loss on Disposition of Fixed Assets	4,908	—
Non-Cash Stock Issuance	—	220,456
Accrued Interest Converted To Notes Payable	—	10,843
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	21,285	13,281
(Increase) decrease in prepaid expenses	31,533	(6,533)
Increase (decrease) in accounts payable and accrued expenses	148,490	18,481
Increase (decrease) in deferred revenue	(80,580)	(127,429)
Net Cash Used in Operating Activities	(1,591,808)	(768,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Joint Venture Agreement	(100,000)	—
Purchase of Fixed Assets	(9,177)	(36,165)
Net Cash Used in Investing Activities	(109,177)	(36,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	4,731,511	1,217,892
Proceeds from warrants Conversion	83,753	—
Proceeds from notes payable	—	352,800
Repayments of notes payable	(425,642)	—
Repayments of shareholder notes payable	—	(27,809)
Paid on officer debt	(62,167)	(13,847)
Net Cash Provided by Financing Activities	4,327,455	1,529,036

NET INCREASE (DECREASE) IN CASH	2,626,470	724,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	942,066	218,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,568,536	$942,066

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	$58,193	$26,272
Income taxes	$—	$—
Non-Cash Financing Activities:
Conversion of convertible shareholders’ notes payable	$—	$(32,500)
Conversion of convertible notes payable	$—	$(237,500)
Non-Cash Stock Issuance for investment in joint venture and web development	$206,089	$220,456

The accompanying notes are an integral part of the financial statements.

VALUERICH, INC.
Notes to the Financial Statements
 December 31, 2007 and 2006

NOTE 1 — GENERAL ORGANIZATION AND BUSINESS

Valuerich, Inc., (the Company), was incorporated under the laws of the state of Florida on July 11, 2003. The Company operates various online and offline media-based properties for corporate and financial professionals. Its properties include 1) iValueRich.com, 2) Valuerich magazine and 3) the Valuerich Small-cap Financial Expo. iValueRich.com is a global online community providing a complete range of practical business solutions for all public companies and the millions of industry related businesses and professionals that seek to do business with each other. The small-cap financial expo is a unique expo-style financial conference format for small-cap public companies to showcase their products and services and have continuous access to investment bankers and buy-side professionals. Valuerich magazine is published up to four times per year and is a glossy full-color magazine of approximately 120 pages that is geared toward an affluent readership of investment related professionals and corporate leaders.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

A. Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

B. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the Year Ended December 31, 2007: Basic EPS Income (loss) to common stockholders	$(1,747,987)	7,215,794	$(0.24)
For the Year Ended December 31, 2006: Basic EPS Income (loss) to common stockholders	$(937,170)	6,093,135	$(0.15)

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of:

	December 31,
	2007	2006

Warrants to purchase common stock	2,376,494	2,659,021
Options Granted Exercisable at $1.00 in connection with Joint Venture Agreement	100,000	—
Shares issuable upon conversion of 6% Convertible Shareholder Notes	7,975	49,643
Excluded shares	2,484,469	2,708,664

Notes to the Financial Statements (continued)

C. Cash and Cash Equivalents
 The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

D. Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company’s total loss carry forward of $3,662,653 begins to expire in the year 2018.

The company’s deferred tax assets consist of the following:
	December 31,
	2007	2006

Net operating loss carry forward	$1,245,302	$650.990
Valuation Allowance	(1,245,302)	(650,990)
Net deferred tax asset	$—	$—

The components of current income tax expense as December 31, 2007 and December 31, 2006, respectively, are as follows:
	December 31,
	2007	2006

Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in NOL benefits	(594,312)	(318,640)
Change in valuation allowance	594,312	318,640
Income tax expense	$—	$—

E. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

F. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and short term notes approximate their market values as of December 31, 2007 and December 31, 2006. The Company has no investments in derivative financial instruments.

G. Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Notes to the Financial Statements (continued)

H. Revenue Recognition

Revenues are recognized in the period that services are provided. The Company recognizes revenue for all of its offerings, including but not limited to event fees, subscription fees, advertising fees and the other revenue sources (“Products”), in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (2) is based on the event date, magazine publication date and other service delivery date. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the Products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the Product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Therefore, revenue recognition for advanced billings or payments received in advance for Products are deferred as follows: 1) event fees are deferred until the date the event is actually held, 2) magazine subscription and advertising fees are deferred until the date of publication and 3) other revenue sources, such as consulting, are deferred until the services have been performed.

I. Fixed Assets

Fixed Assets are reported at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from three to fifteen years. Depreciation expense for the years ending December 31, 2007 and 2006 was $30,542 and $19,208, respectively. As of the balance sheet dates, the fixed assets consisted of the following:

	December 31,
	2007	2006

Computers and Equipment	$11,296	$48,916
Furniture and Fixtures	26,766	26,766
Leasehold Improvements	29,978	29,978
Accumulated Depreciation	$(43,058)	(46,572)
Fixed Assets, net	$24,981	$59,088

J. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2007 and December 31, 2006, the Company had $3,568,536 and $942,066, respectively in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

K. Joint Venture Agreement

The Company entered into a joint venture agreement with Verdund Legal.  Verdund Legal has a strong European presence focused on emerging companies seeking capital and exposure to American markets. Verdund Legal and Valuerich plan on leveraging each other’s data base to create business from engaging each other’s clients with advisory, consulting and Valuerich related businesses.  The total Capitalized cost of the agreement was $278,559 which consist of $100,000 in cash, 100,000 shares of stock and 100,000 options exercisable at $1.00.  The Profit and Losses of the Joint Venture shall be shared among the Joint Ventureres in equal shares.

Notes to the Financial Statements (continued)

NOTE 3 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of December 31, 2007 and December 31, 2006 consist of:

	December 31,
	2007	2006

Accounts Receivable	$—	$41,285
Less: Allowance for Doubtful Accounts	—	(20,000
Net Accounts Receivable	$—	$21,285

Management reviews its accounts receivable on a regular basis. If an account has a balance which is six months old, it is the policy of the company to record an allowance for doubtful accounts. The Company will continue to pursue all collection efforts. If at a later date, the account is deemed uncollectible, the account balance will be written off.

NOTE 4 — STOCK TRANSACTIONS

On May 15, 2006, the Company issued 50,000 shares of common stock for services at $1.40 per share.

On June 16, 2006, the Company issued 248,500 shares of common stock for the conversion of debt and accumulated interest at $1.50 and $1.40 per share.

On June 16, 2006, the Company issued 45,013 shares of common stock for the certain debt penalties at $1.50 per share.

On June 16, 2006, the Company issued 50,000 shares of common stock to a founder that had previously been overlooked. Due to the increase in the per share value, the Company recognized an expense at $1.40 per share.

On June 22, 2006, the Board of Directors authorized a 10 for 1 reverse stock split. These financial statements have been retroactively restated for the split.

During the year ended December 31, 2006, the Company issued 1,181,498 shares of common stock to third parties for cash at $1.40 per share.

On February 27, 2007, the Company issued 25,001 shares of common stock for the exercise of certain warrants at $2.00 per share.

On March 5, 2007, the Company issued 16,667 shares of common stock for the exercise of a certain warrant at $2.00 per share.

On August 13, 2007 the Company issued 1,617,230 shares of common stock as an initial public offering at 3.50 per share.

On December 15, 2007 the Company issued 100,000 shares of stock to enter into a joint venture agreement (see Note 2-K).

On November 15, 2007 the Company issued 25,000 shares of stock to purchase meet the CEO.

The company has 100,000,000 common shares authorized.

Notes to the Financial Statements (continued)

NOTE 5 — RELATED PARTY TRANSACTION

The Company’s CEO and President has advanced funds to the Company as needed. The transactions are detailed as follows:

	December 31,
	2007	2006

Balance, beginning of year	$62,167	$76,014
Advances received	—	—
Payments made	(62,167)	(13,847
Balance, end of year		62,167
	$—	$—

The company leases office space from Mr. Visconti the company’s president, see Note 6.

Various shareholders have made loans to the company. These loans are convertible into common stock of the Company at a rate of $1.75 per share. See Note 7 for details.

NOTE 6 — OPERATING LEASES AND OTHER COMMITMENTS:

The Company leases a 1750 square foot office facility at $32,400 per year from Joseph C. Visconti CEO and President. There is no long-term lease arrangement and the company pays on a month-to-month basis. The company is currently looking for a larger space.

NOTE 7 — DEBT

The Company’s debt is detailed as follows:

	December 31,
	2007	2006

NOTES PAYABLE:
Note payable to a company 5% interest accrued, Issued 7/06, Matures 12/07	$—	$352,800
TOTAL NOTES PAYABLE	$—	$352,800
SHAREHOLDER NOTES PAYABLE:
Notes payable (2) to an individual 10%-12.5% interest accrued, Issued 9/03 & 4/04, Matures 5/04 & 12/07 (in default)	$45,000	$45,000
Note payable to an individual 10% interest accrued, Issued 12/03, Matures 5/09	$9,500	$9,500
Note payable to an individual 10% interest accrued, Issued 8/04, Matures 12/07 (in default)	$25,000	$25,000
Notes payable (4) to an individual 10%-15% interest accrued, Issued 10/03, 4/04, 6/04 & 5/06, Matures 12/04, 12/04, 7/05 & 5/09	$—	$72,842
TOTAL SHAREHOLDER NOTES PAYABLE	$79,500	$152,342

Notes to the Financial Statements (continued)

CONVERTIBLE NOTES PAYABLE:
Note payable to an individual 6% interest accrued, Issued 9/04, convertible Matures 12/07 (in default)	$25,000	$25,000
Note payable to an individual 6% interest accrued, Issued 10/04, convertible Matures 12/07 (in default)	$25,000	$25,000
TOTAL CONVERTIBLE NOTES PAYABLE	$50,000	$50,000

TOTAL DEBT	$129,500	$555,142

Less: Current Portion Notes Payable	$—	$(352,800)
Less: Current Portion Shareholder Notes Payable	$(70,000)	$(70,000)
Less: Current Portion Convertible Notes Payable	$(50,000)	$(50,000)

TOTAL LONG-TERM NOTES PAYABLE	$9,500	$82,342

Principal Payments on Long-term debt due over the next five years	Year	Amount
	2008	$120,000
	2009	$9,500
	Total	$129,500

In addition to the information stated above, other material terms of the convertible debt instruments include: 1) a conversion price of $1.50 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004; 3) a debt penalty to include the issuance of additional shares upon conversion totaling 15% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before December 31, 2004 and 4) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share.

BENEFICIAL CONVERSION FEATURE
 We have adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” During 2004 and 2005 we incurred debt with a conversion feature that provides for a rate of conversion , but with no trading market value there was no beneficial conversion feature to record.

NOTE 8 — THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 155-158. The adoption of the new standards is not expected to have a material effect on the financial statements of the Company.

Statement No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (February 2006)

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

Statement No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (March 2006)

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Notes to the Financial Statements (continued)

Statement No. 157 Fair Value Measurements (September 2006)

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (October 2006)

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 the Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (February 2007)

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (December 2007)

SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interest of any wholly-owned businesses acquired in the future.

Statement No. 141r (revised December 2007), "Business Combinations"

 Replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. FAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

Notes to the Financial Statements (continued)

NOTE 9 — WARRANTS & DEFERRED FINANCING COSTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number Shares Outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2005	$1.95	431,339	1.28	431,339	$1.95
2006	$1.88	2,659,021	1.17	2,659,021	$1.88
2007	$2.00	2,376,494	0.37	2,376,494	$2.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31 2006	2,659,021	$1.88

Granted	148,812	$1.74
Exercised	(41,668)	$2.00
Cancelled	(332,170)	$—
Outstanding at December 31, 2007	2,376,494	$2.00

The estimated value of the warrants granted to non-employees as a financing incentive was determined using the Black-Scholes pricing model and the following assumptions:

In 2007, stock price $1.40, exercise price of $1.40, expected term of 4.0 years, a risk free interest rate of 4.51%, a dividend yield of 0% and volatility of 1% per calculations at the time of issuance. During the first quarter of 2007, the amount of the expense charged to operations for warrants granted as a finance incentive was $524, or approximately 4% of the full determined value. The full estimated value of the financing incentive related to the warrants granted in the first quarter of 2007 was $12,572. $12,048 was recorded as Deferred Financing Costs and the expense was recognized at year end.

Notes to the Financial Statements (continued)

In 2006, stock price $1.40, exercise price $2.00, expected term of 2 years, a risk free interest rate of 4.24%, a dividend yield of 0% and volatility of 1% per calculations at the time of issuance. In 2005, stock price $.025, exercise price $2.00, expected term of 2 year, a risk free interest rate of 3.88%, a dividend yield of 0% and volatility of 0% per calculations at the time of issuance. The amount of the expense charged to operations for warrants granted as a finance incentive was $12,936 (or half of the determined value as described below) and $0 during the years ended December 31, 2006 and 2005, respectively.

The full estimated value of the financing incentive related to the warrants granted in fiscal year 2006 was $25,872. Half of the expense was then recognized in 2006 and the other half was recorded as Deferred Financing Costs. Of the $12,936 in Deferred Financing Costs, $6,468 has been recognized in the first quarter of 2007 and the remaining $6,468 will be recognized in the second quarter of 2007. The reason for the proportionate charge to operations was due to the fact that the particular warrant creating the aforementioned value expires five (5) days following the completed IPO in 2007.

On October 24th 2007, the Company issued 100,000 Options exercisable at $1.00 to expire in 36 months from date of issuance to complete a Joint Venture agreement.

The following table summarizes the changes in Options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in connection with a joint venture agreement See note 2K.

Outstanding at December 31, 2006	—	$—

Granted	100,000	$1.00
Exercised	—	—
Cancelled	—	$—
Outstanding at December 31, 2007	100,000	$1.00

	Options Outstanding			Options Exercisable
Year	Exercise Price	Number Shares Outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2007	$1.00	100,000	3.00	100,000	$1.00

NOTE 10 - DERIVATIVES

The company signed an agreement for services to be paid in stock that must be free trading and approved of by the American Stock Exchange. Because these two conditions are not within the control of the Company, EITF 00-19 requires the Company to record the share issuance as   a derivative liability until the company has free trading shares to give, and approval by AMEX. It states in the service agreement that if the company can’t provide free trading stock it must pay $100,000 in cash. Therefore revaluation under EITF 00-19 is not necessary as there is a stated value for the net cash settlement of the derivative.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2007.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

▪
As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation.  It is our belief that those control procedures are being performed, however documentation of their execution is not available.  We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

The Company is not an “accelerated filer” for the 2006 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.  This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over our financial reporting.  Management’s report was not subject to an attestation by our registered public accounting firm pursuant to the temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS; CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 15(A) OF THE EXCHANGE ACT

Below is certain information regarding our directors and executive officers. The following table states who are our directors and officers, as well as biographical information regarding our directors and management.

Name	Age	Positions with Company
Joseph Visconti	43	President, Chief Executive Officer and Chairman
Michiaki (Mike) Tsurumi	62	Director
David Lemoie	47	Director

The background of our directors and executive officers is as follows:

Joseph Visconti . Mr. Visconti has been our President, CEO and Chairman since inception in 2003. He has extensive experience in development and management of both public and private companies. For the past 15 years Mr. Visconti has worked with senior management of public and private companies to assist in their structure, finance and related banking issues. Mr. Visconti has overseen the financing of 26 public and private companies that raised more than $250,000,000 through IPO’s, secondary offerings and private placements. From 2001 to 2003 Mr. Visconti worked as a consultant with various investment banks and public and private companies.

Michiaki (Mike) Tsurumi . Mr. Tsurumi has been serving as a member of the board of directors of ValueRich, Inc. since June 2006. He worked with Sony Corporation in various capacities for nearly 40 years. Mr. Tsurumi most recently headed up Sony Europe GmbH as President until his retirement in 2004. During this time he oversaw 8.4 billion euro revenue growth in just three years, and oversaw 13,000 employees. While serving as the President of Sony Broadcast Media Co. Ltd. and later as Corporate Officer in charge of Broadcast and Telecommunication Services, Mr. Tsurumi has acquired experience in portfolio management, infrastructure building for e-business, and marketing and sales experience on a global scale. Mr. Tsurumi is an Advisor Professional to Solutions Europe, a division of Sony Europe. Currently residing in Germany, Mr. Tsurumi holds a law degree from Keio University, Tokyo, Japan.

David Lemoie.  Mr. Lemoie has served as a member of the board of directors of ValueRich, Inc since March 2007.  For the past 16 years, Mr. Lemoie has practiced law concentrating his practice in the areas of complex commercial, corporate, and bankruptcy litigation, and use, and corporate transactions. Mr. Lemoie is admitted to practice and is a member of the bar in Florida, Rhode Island and Massachusetts. He is also a member of the Federal Bar in the United States District Courts for the Southern and Middle District of Florida, the District of Rhode Island, and the District of Massachusetts, and United States Bankruptcy Courts for the Southern and Middle Districts of Florida. He earned his Juris Doctor degree from Santa Clara University School of Law in 1991, where he was a member of the law school’s moot court team and the trial team. He is a 1986 graduate of the University of Rhode Island, with a Bachelor of Science degree in Civil and Environmental Engineering.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Independence

Our board of directors has determined that Messrs. Tsurumi and Lemoie satisfy the independence standards specified in Section 121 A of the AMEX Company Guide.

Audit Committee

Our audit committee consists of Messrs. Tsurumi and Lemoie currently serves as our audit committee. Mr Lemoie serves as chairman of the committee and is a financial expert. The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

CODE OF ETHICS

We have recently adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is attached hereto as an exhibit.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION

Our directors did not receive any compensation for their services in 2007.  We expect to begin compensating our directors in 2008.

The following table discloses the total compensation we paid to principal executive officer and two other most highly compensated executive officers in our 2007 and 2006 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Joseph Visconti, Chairman, President and Chief Executive Officer	2007 2006	196,763 120,000	200,000 —	— —	396,763 120,000

Gregg W. Lowenstein, Vice President of Sales	2007 2006	120,000 75,000	— —	75,839 44,583(1)	195,839 119,583

David A. Willson, Editor in Chief	2007 2006	67,257 57,000	— —	— —	57,000

(1)   Received by Mr. Lowenstein for sales commissions earned in connection with our expos and advertising in the Valuerich Magazine.

No stock options were issued to or exercised by our senior executive officers during the last fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table states certain information with respect to our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		$-	3,000,000	*
Total	0	$		3,000,000

*   In November 2007 shareholders owning a majority of the voting shares approved an amendment to the plan which included an increase in the number of awards from 500,000 to 3,000,000. The increase became effective in 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007  the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

We determine beneficial ownership based on the rules of the Securities and Exchange Commission.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days.  Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned.

Name and Address(1)	Amount and Nature Of Beneficial Ownership	Percentage of Class

Joseph Visconti	3,838,307	46.38%
David Willson	160,000	1.93%
Gregg Lowenstein	50,000	0.6%
All officers and directors as a group (3 people)	3,810,000	48.91%
Vision Capital Advisors LLC	464,286	5.85%
Spencer Trading	550,000	6.65%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

None of our  directors nor any of our executive officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction, or series of transactions, that we have entered into since our incorporation or any proposed transaction or series of transactions worth over $120,000 per year.  However, we do lease office space form our Chief Executive Officer at $34,200 per year and during the year our Chief Executive Officer advanced $62,167 to the Company, none of which was outstanding at year end. Various shareholders have made loans convertible into common stock to the Company in prior years of which $79,500 was outstanding at year end.

ITEM 13.  EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

 (c) Exhibits

3.1 Certificate of Incorporation (1)

3.2 By-Laws (1)

10. Code of Ethics (2)

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (2)

32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)

___________________________________

(1) Incorporated by reference to the Registrant’s Form SB-2 filed on June 21, 2006, as amended

(2) Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007, our registered public accounting firm, billed us a total of $34,000 for audit and other services as follows:

• Audit fees of $24,000 which consist of fees related to professional services rendered in connection with the audit of our consolidated financial statements from inception through the period ending December 31, 2007;

• Audit-related fees of $10,000 which consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VALUERICH, INC.

By: /s/ Joseph Visconti
Joseph C. Visconti
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: April 4, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 4, 2008	By: /s/ Joseph C. Visconti Joseph C. Visconti President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

April 9 2008 April 9 2008	By:_________________ Michael Tsurumi Director By: _________________ David Lemoie Director