Form 10-Q
period 2008-03-31
VALUERICH INC
filed 2008-05-20
CIK 1349892

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File Number 000-52404
_____________________________________________________________

VALUERICH, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2102385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1804 N. Dixie Highway, Suite A, West Palm Beach, Florida 33407
 (Address of principal executive offices including zip code)

(561) 832-8878
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☐
Non-accelerated filer   ☐                                           Smaller reporting company  ☒

 8,566,542 common stock, par value .01 per share were outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

VALUERICH, Inc.

VALUERICH, Inc.
Condensed Balance Sheet
for the Period Ended
(unaudited)

	Mar. 31, 2008	Dec. 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	3,194,028	3,568,535
Accounts Receivable, net of allowance	-	-
Prepaid consulting	-	75,000
Total Current Assets	3,194,028	3,643,535

Property and equipment, net of accumulated depreciation	62,348	24,981

Other Assets
Joint Venture	278,560	278,560
Intangible Assets	31,854	32,192
Total Other Assets	310,414	310,752

TOTAL ASSETS	3,566,790	3,979,269

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable & Accrued Expenses	279,298	302,690
Derivative Liability	100,000	100,000
Convertible Shareholder Notes Payable - current portion	45,000	70,000
Convertible Notes Payable - current portion	50,000	50,000
Total Current Liabilities	474,298	522,690

Long Term Liabilities	9,500	9,500

TOTAL LIABILITIES	483,798	532,190

Stockholders' (deficit)
Common stock, .01 par value 100,000,000 shares authorized, 8,566,542 and 8,276,542 outstanding	85,665	82,765
Additional paid-in capital	7,112,416	7,026,966
Prepaid stock compensation	(30,667)	-
Accumulated (deficit)	(4,084,422)	(3,662,653)

Total stockholder's (deficit)	3,082,992	3,447,078

Total liabilities and stockholders' (deficit)	3,566,790	3,979,269

 The accompanying notes are an integral part of these condensed financial statements.

VALUERICH, Inc.
Condensed Statement of Operations
for the Quarter Ended March 31,
(unaudited)

	2008	2007

Revenues	$-	$546,672

Cost of Sales	$6,230	$404,057

Gross Profit	$(6,230)	$142,614

Selling, general, and administrative expenses	$205,018	$256,692
Professional Fees	$239,029	$14,625
Financing Costs	$-	$6,992
Depreciation Expense	$5,039	$5,975
Total operating expenses	$449,085	$284,284

Loss before other income and expense	$(455,315)	$(141,670)

Other Income/Expense
Interest (Income) Expense	$(32,097)	$8,329
Other (Income) Expense	$(1,450)	$1,688
Total Other Income/Expense	$33,546	$(10,017)

Income (loss) before income taxes	$(421,769)	$(151,687)

Income tax benefit	$-	$-

Net Loss	$(421,769)	$(151,687)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$(0.05)	$(0.02)

PER SHARE INFORMATION -
BASIC AND FULLY DILUTED
Weighted average shares outstanding	8,406,875	6,371,747

 The accompanying notes are an integral part of these condensed financial statements.

VALUERICH, Inc.
Condensed Statements of Cash Flows
for the Quarter Ended March 31,
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(421,769)	(151,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,039	5,975
Bad Debt Expense	-	(20,000)
(Gain) Loss on Disposition of Fixed Assets	-	1,634
Non-Cash Stock Issuance	57,833	6,992

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	-	20,310
(Increase) decrease in prepaid expenses	73,600	4,152
Increase (decrease) in accounts payable and accrued expenses	(23,393)	63,089
Increase (decrease) in deferred revenue	-	(45,080)
Net Cash Used in Operating Activities	(308,690)	(114,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(40,667)	(2,927)
Net Cash Used in Investing Activities	(40,667)	(2,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	-	47,534
Offering costs	(150)	-
Repayments of notes payable	(25,000)	-
Officer advances (payments), net	-	(7,148)
Net Cash Provided by Financing Activities	(25,150)	40,386

NET INCREASE (DECREASE) IN CASH	(374,507)	(77,156)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,568,535	942,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,194,028	864,910

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	3,538	14,149
Income taxes	-	-
Non-Cash Financing Activities:
Conversion of convertible shareholders’ notes payable	-	-
Conversion of convertible notes payable	-	-
Non-Cash Stock Issuance	57,833	6,992

The accompanying notes are an integral part of these condensed financial statements

VALUERICH, INC .
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Registrant”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Registrant's audited financial statements and notes included in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2 —Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Registrant bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Registrant re-evaluates its estimates on an ongoing basis; actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Registrant for these borrowings. The Registrant adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have an impact on the Registrant’s financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Registrant has deferred application of SFAS No. 157 until January 1, 2009, the beginning of its next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Registrant to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Registrant places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Registrant extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Registrant monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

VALUERICH, INC .
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Property and equipment

Property and equipment are recorded at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, three years for computer equipment, five years for furniture and equipment and fifteen years for leasehold improvements.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Registrant recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Registrant defers any revenue for which the product has not been delivered or is subject to refund until such time that the Registrant and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our financial position and results of operations was not significant.

 Income Taxes

The Registrant accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realizing of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized.

The Registrant has a net operating loss carry forward for income tax reporting purposes that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Registrant is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

The Registrant is current in its filing of federal income tax returns. The Registrant believes that the statutes of limitations for its federal income tax returns are open for years after 2004. The Registrant is not currently under examination by the Internal Revenue Service or any other taxing authority.

The Registrant adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Registrant’s financial statements. At March 31, 2008 and December 31, 2007, the Registrant had no unrecognized tax benefits that, if recognized, would affect the Registrant’s effective income tax rate over the next 12 months.

The Registrant’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At March 31, 2008 and December 31, 2007, the Registrant had no accrued interest or penalties.

VALUERICH, INC .
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock Based Compensation

The Registrant accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Registrant recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the three months ended March 31, 2008 the Registrant issued  290,000 restricted shares of its common stock for services rendered in the amount  $57,833  which were issued pursuant to its Amended and Restated Incentive Stock Plan. The Registrant did not grant any new employee options and no options were cancelled or exercised during the three months ended March 31, 2008. As of March 31, 2008, there were 1,141,429 warrants outstanding.

Warrants/Options

There were no warrants or options awarded for the first quarter of fiscal 2008.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings/loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, there were substantial potential dilutive securities, including 1,141,429 shares reserved for conversion of outstanding warrants.  For the three months ended March 31, 2008, the Registrant incurred net losses; therefore the effect of any dilutive securities (if existing) would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share:

	March 31, 2008	March 31, 2007
	(In thousands, except per share amounts)

Net income	(421,769)	(151,687)

Weighted-average shares of
common stock outstanding:
Basic	8,406,875	6,371,747
Dilutive effect of common stock equivalents	0	2,659,021

Diluted	8,406,875	9,030,768

Basic earnings per share	(0.05)	(0.02)

Diluted earnings per share	(0.05)	(0.02)

VALUERICH, INC .
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Special purpose entities

The Registrant does not have any off-balance sheet financing activities.

Recently issued accounting pronouncements

Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Registrant’s condensed financial statements. The Registrant is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the Registrant has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Registrant elected this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on the Registrant’s financial statements.

Recently Issued Accounting Standards
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. The statement is intended to improve financial reporting about derivative instruments and hedging activities through the enhanced disclosures in order to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for our fiscal year 2009. The Registrant is currently evaluating the impact, if any, of FAS 161 on our Financial Statements.

VALUERICH, INC .
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. The Registrant is currently evaluating the impact, if any, of FAS 141R on our Financial Statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Registrant’s adoption of SFAS No. 123(R), the Registrant elected to use the simplified method to estimate the Registrant’s expected term.

Note 3 — Derivative Liability

As of 3/31/2008 the Registrant has an outstanding liability to its IR firm of 100,000 shares of its common stock, which is valued at $100,000. Per the terms of the agreement, the Registrant must register these shares with the SEC and AMEX, and accordingly, until successfully done, the Registrant carries the $100,000 liability on its Balance Sheet under the category of “Derivative Liability”.

VALUERICH, INC .
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Joint Venture

The Registrant has a joint venture agreement with Verdund Legal.  Verdund Legal has a strong European presence focused on emerging companies seeking capital and exposure to American markets. Verdund Legal and the Registrant plan on leveraging each other’s data base to create business from engaging each other’s clients with advisory, consulting and the Registrant related businesses.  The total Capitalized cost of the agreement is $278,560 which consists of $100,000 in cash, 100,000 shares of stock at $1.03 per share and 100,000 options exercisable at $1.00.  The Profit and Losses of the Joint Venture shall be shared among the Joint Ventureres in equal amounts.

Note 5 – Common Stock

During the three months ended March 31, 2008 the Registrant issued 290,000 restricted shares of its common stock for services rendered in the amount of $57,833 which were issued pursuant to its Amended and Restated Incentive Stock Plan.

Note 6 –Other Income (Expense)

Our March 31, 2007 financials incorporated in our SB-2/A filing dated 5/30/2007 included two categories under the heading "Other Income (Expense)", which were "Interest Expense" and "Other Income (Expense)". Under that presentation interest income of $10,820 was included with other income/expense of $(1,688) in the category "Other Income (Expense)" for a total of $9,132. Our current financial presentation nets interest income and interest expense as a single category, and keeps separate all non-interest related other income/expense. Therefore on our current Statement of Operations for March 31, 2007, combined interest income and interest expense is $8,329 (or the net of $19,149 and $(10,820)) and other income/expense expense reflects the true other income/expense of $1,688.

Item 2.  Management’s Discussion and Analysis of Plan of Operations

This discussion and analysis should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

General

The following discussion and analysis should be read in conjunction with the our condensed financial statements and related footnotes for the year ended December 31, 2007 included in our Form 10K-SB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our results of operations for the quarter ended March 31, 2008 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space. Since we were unable until recently to find a suitable partner to co-brand or partner our expos, we did not have any expo events during the first quarter of 2008 and therefore we did not derive any revenue from expos during such quarter. We have recently found partners, Starlight Capital, Inc. and M. J. Segal Associates, to co-host our next expo, the New York Private Equity XXII 2008: National Business Innovation and Venture Forum, which will be held on June 26, 2008. Therefore, we expect to derive increased revenue during the second quarter of 2008.

During the quarter ended March 31, 2008, we did not generate any revenue since we did not have any expo events or publish any editions of our magazine.  During the same period of 2007, we had revenues of $546,672. Our total cost of sales for the three months ended March 31, 2008 was $6,230 as compared to $404,057 for the three months ended March 31, 2007.  Total operating expenses increased significantly from $284,284 for the three months ended March 31, 2007 to $449,085 for the three months ended March 31, 2008.  The increase in total operating expenses was primarily attributable to an increase in professional fees associated with being a public company. Most of these expenses are not expected to be recurring expenses. Net loss for the quarter ended March 31, 2008 increased to $(421,769) from $(151,687) for the period ended March 31, 2007 primarily as a result of the decrease in revenues and to a lesser extent professional fees.

Our Corporate History

ValueRich, Inc., (the Registrant), was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006. The Company owns various online and offline media-based properties for corporate and financial professionals. Its properties include 1) iValueRich.com, 2) ValueRich magazine and 3) the ValueRich Small-cap Financial Expo. iValueRich.com is an online community providing a range of business solutions for public companies and the many industry related businesses and professionals that seek to do business with each other. The small-cap financial expo is a unique expo-style financial conference format for small-cap public companies to showcase their products and services and have continuous access to investment bankers and buy-side professionals.

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the three months ended March 31, 2008, we incurred a net loss of $(421,769).

Our corporate mission is to create an active community of Wall Street professionals and small-cap public company executives. To accomplish this we will use our online and offline properties, including our global Internet community, print publishing and financial events to connect the corporate and financial professionals that make up the securities industry. We seek to accomplish this through our integrated portfolio of products and services that we now provide for the small public capitalization market place.

Our Plan of Operation

Although we believe we have been successful in building brand recognition, we are currently revising our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space. We intend that our future events will be a co-branded and partnered expo with one or more of the investment banks and service providers that directly benefit from their access to micro-cap companies, so as to leverage on our brand recognition and reduce direct and indirect overhead costs.  We have recently found that in many cases our clients are being offered free and/or no charge presentation spots at investment banking conferences where the host investment bank derives revenue not from charging the exhibiting companies to present but rather from the investment banking fees derived from engaging the invited company and generating revenue from investment banking services, consulting and advisory fees. In addition, as the sole host of our events, we have experienced that we were carrying a majority of the financial exposure and overhead to these events, while the banks and service providers that simply sponsored or attended our events were benefiting equally. We have recently found partners, Starlight Capital, Inc. and M. J. Segal Associates, to co-host our next expo, the New York Private Equity XXII 2008: National Business Innovation and Venture Forum, which will be held on June 26, 2008.  While we have found a co partner for our upcoming expo and we intend to continue to share the financial exposure and infrastructure with investment banks, service providers and Wall Street professionals that gain from these events no assurance, however, can be given especially in light of the current negative market environment that we will be able to continue to secure a co-partner for these events.

We have also made changes to our magazine line of business in an effort to reduce costs and increase revenue derived from the magazine, which include the decision to publish our magazine digitally. The magazine will maintain its format, lay-out and size, and we believe the user experience will not change dramatically. We also expect that the on-line user friendly publishing format will increase the deliverable format to a wider and broader market of new readers. The Internet and online publishing platform also allows us to attract more readers and subscribers for substantially decreased costs. As a result, we expect our direct and indirect expenses for publishing the magazine, such as printing and mailing costs to decrease dramatically.

We are also actively involved in seeking to secure an interest in a licensed FINRA broker-dealer. We believe that leveraging our database and clients along with the contacts and relationships established by our conference and Media business, would enable us to benefit from the fee generated side of the banking business

Liquidity and Capital Resources

For the quarter ended March 31, 2008 we had a decrease in total cash resources of $374,508. The decrease in cash was due in most part to lack of sales to offset costs and one time consulting expenses. Noncash stock issuances was   $57,833 for the three months ended March 31, 2008.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

Item 4T - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008 the Registrant issued  290,000  restricted shares of its common stock for services rendered in the amount  $57,833 which were issued pursuant to its Amended and Restated Incentive Stock Plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008	VALUERICH, INC. (Registrant) By: /s/ Joseph C. Visconti
Joseph C. Visconti Director and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)