Form 10-Q
period 2008-06-30
VALUERICH INC
filed 2008-08-14
CIK 1349892

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

 8,566,542 common stock, par value .01 per share were outstanding as of August 9, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

VALUERICH, Inc.

Index

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Condensed Balance Sheet as of June 30, 2008 and December 31, 2007 (unaudited)	3
	Condensed Statement of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	4
	Condensed Statements of Cash Flows for the three months ended June 30, 2008 and year ended 2007 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	14

Item 6.	Exhibits	15

VALUERICH, Inc.
Condensed Balance Sheet
for the Period Ended
(unaudited)

	June 30, 2008	Dec. 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	2,828,422	3,568,535
Accounts Receivable, net of allowance	-	-
Prepaid consulting	65,111	75,000
Total Current Assets	2,893,533	3,643,535

Property and equipment, net of accumulated depreciation	61,941	24,981

Other Assets
Joint Venture	278,560	278,560
Intangible Assets	58,617	33,592
Customer Deposits	-	(1,400)
Total Other Assets	337,177	310,752

TOTAL ASSETS	3,292,651	3,979,269

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable & Accrued Expenses	250,438	302,690
Derivative Liability	100,000	100,000
Convertible Shareholder Notes Payable - current portion	-	-
Convertible Notes Payable - current portion	50,000	120,000
Total Current Liabilities	400,438	522,690

Long Term Liabilities	9,500	9,500

TOTAL LIABILITIES	409,938	532,190

Stockholders' (deficit)
Common stock, .01 par value 100,000,000 shares authorized, 8,566,542 and 8,276,542 outstanding	85,665	82,765
Additional paid-in capital	7,112,416	7,026,966
Prepaid stock compensation	(30,667)	-
Accumulated (deficit)	(4,284,702)	(3,662,653)

Total stockholder's (deficit)	2,882,713	3,447,078

Total liabilities and stockholders' (deficit)	3,292,651	3,979,269

 The accompanying notes are an integral part of these condensed financial statements.

VALUERICH, Inc.
Condensed Statement of Operations
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$-	$344,945	$-	$891,617

Cost of Sales	$86	$233,123	$6,316	$637,180

Gross Profit	$(86)	$111,823	$(6,316)	$254,437

Selling, general, and administrative expenses	$182,077	$335,034	$387,095	$591,726
Professional Fees	$74,403	$26,599	$313,431	$41,224
Financing Costs	$-	$7,254	$-	$14,246
Depreciation Expense	$5,285	$4,799	$10,323	$10,774
Total operating expenses	$261,764	$373,685	$710,849	$657,969

Loss before other income and expense	$(261,850)	$(261,862)	$(717,165)	$(403,533)

Other Income/Expense
Interest (Income) Expense	$(39,395)	$8,934	$(71,491)	$38,861
Other (Income) Expense	$(22,176)	$-	$(23,626)	$(19,910)
Total Other Income/Expense	$61,571	$(8,934)	$95,117	$(18,951)

Income (loss) before income taxes	$(200,280)	$(270,796)	$(622,049)	$(422,483)

Income tax benefit	$-	$-	$-	$-

Net Loss	$(200,280)	$(270,796)	$(622,049)	$(422,483)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations	$(0.02)	$(0.04)	$(0.07)	$(0.06)
Loss from discontinued operations	$-	$-	$-	$-
Net loss	$(0.02)	$(0.04)	$(0.07)	$(0.06)

PER SHARE INFORMATION -
BASIC AND FULLY DILUTED
Weighted average shares outstanding	8,566,542	6,534,312	8,486,263	6,534,312

 The accompanying notes are an integral part of these condensed financial statements.

VALUERICH, Inc.
Condensed Statements of Cash Flows
for the six months Ended
(unaudited)

	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(622,049)	(422,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	10,323	10,773
Bad Debt Expense	-	(20,000)
(Gain) Loss on Disposition of Fixed Assets	-	1,634
Non-cash stock issuance	57,833	14,246

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	-	3,796
(Increase) decrease in prepaid expenses	8,489	6,533
Increase (decrease) in accounts payable and accrued expenses	(52,252)	177,241
Increase (decrease) in deferred revenue	-	(23,580)
Net Cash Used in Operating Activities	(597,656)	(251,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(43,807)	(2,927)
Purchase of Intangible Assets	(28,500)	-
Net Cash Used in Investing Activities	(72,307)	(2,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	(150)	(3,477)
Repayments of notes payable	(70,000)	-
Officer advances (payments), net		(9,559)
Net Cash Provided by Financing Activities	(70,150)	(13,037)

NET INCREASE (DECREASE) IN CASH	(740,113)	(267,804)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,568,535	942,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,828,422	674,262

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	750	38,861
Income taxes	-	-
Non-Cash Financing Activities:
Non-Cash Stock Issuance	57,833	14,246

The accompanying notes are an integral part of these condensed financial statements

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Registrant”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Registrant's audited financial statements and notes included in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Registrant for these borrowings. The Registrant adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the second quarter of fiscal 2008, which did not have an impact on the Registrant’s financial statements.

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

The Registrant adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Registrant’s financial statements. At June 30, 2008 and December 31, 2007, the Registrant had no unrecognized tax benefits that, if recognized, would affect the Registrant’s effective income tax rate over the next 12 months.

The Registrant’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At June 30, 2008 and December 31, 2007, the Registrant had no accrued interest or penalties.

Stock Based Compensation

The Registrant accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Registrant recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the three months ended June 30, 2008 the Registrant issued no shares of its common stock nor did it grant any new options and no options were cancelled or exercised during the three months ended June 30, 2008. As of June 30, 2008, there were  591,429 warrants outstanding.

Warrants/Options

There were no warrants or options awarded for the second quarter of fiscal 2008.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings/loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, there were substantial potential dilutive securities, including  591,429 shares reserved for conversion of outstanding warrants.  For the three months ended June 30, 2008, the Registrant incurred net losses; therefore the effect of any dilutive securities (if existing) would be anti-dilutive.

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

Note 3 — Derivative Liability

As of June 30, 2008 the Registrant has an outstanding liability to its IR firm of 100,000 shares of its common stock, which is valued at $100,000. Per the terms of the agreement, the Registrant must register these shares with the SEC and AMEX, and accordingly, until successfully done, the Registrant carries the $100,000 liability on its Balance Sheet under the category of “Derivative Liability”.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

General

The following discussion and analysis should be read in conjunction with our condensed financial statements and related footnotes for the year ended December 31, 2007 included in our Form 10K-SB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

Our results of operations for the period ended June 30, 2008 has been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space. Since we were unable until mid second quarter to find a suitable partner to co-brand or partner our expos, we did not have any expo events during the first or second quarter of 2008 as we had planned, and therefore we did not derive any revenue from expos during such quarters.

During the six months ended June 30, 2008, we did not generate any revenue since we did not have any expo events or publish any editions of our magazine.  During the same period of 2007, we had revenues of $891,617. Our total cost of sales for the six months ended June 30, 2008 was $6,316 as compared to $637,180 for the six months ended June 30, 2007.  Total operating expenses decreased slightly between the periods from $710,849 for the six months ended June 30, 2007 to $657,969 for the six months ended June 30, 2008.  The increase in total operating expenses was primarily attributable to an increase in professional fees. Net loss for the six months ended June 30, 2008 increased to $622,049 from $422,483 for the same period ended June 30, 2007 primarily as a result of the decrease in revenues.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the quarter ended June 30, 2008, we did not generate any revenue since we did not have any expo events or publish any editions of our magazine.  During the same period of 2007, we had revenues of $344,945. Our total cost of sales for the three months ended June 30, 2008 was $86 as compared to $233,123 for the three months ended June 30, 2007.  Total operating expenses decreased significantly from $373,685 for the three months ended June 30, 2007 to $261,764 for the three months ended June 30, 2008.  The decrease in total operating expenses was primarily attributable to a decrease in salaries as a result in downsizing due to a change in our focus. Net loss for the quarter ended June 30, 2008 as compared to the period ended June 30, 2007 decreased from $270,796 to $200,280 primarily as a result of the decrease in revenues and consequently a decrease in staffing costs.

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the six months ended June 30, 2008, we incurred a net loss of 622,049.

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

We are also actively involved in seeking to secure an interest in a licensed FINRA broker-dealer. We believe that leveraging our database and clients along with the contacts and relationships established by our conference and Media business, would enable us to benefit from the fee generated side of the banking business

We are also in the process of launching a new web property, iRoadshow.net aimed at changing the way small-cap funding is accomplished. We plan to harness the global power of the internet to present client offerings to enable clients to raise capital through investment banks, brokerage firms, fund managers and institutional and qualified investors around the world using our dazzling high-definition multi-media Web player. iRoadShow.net will produce a high-definition (HD) video presentation in our state-of-the-art studio, then make it accessible in a SEC compliant Web-based presentation to a global audience of investment banks, brokerage firms, fund managers and institutional and qualified investors. The proprietary iRoadShow.net streaming-video Web player will synchronize a company’s HD video with their PowerPoint presentation and offer the prospectus for download. Investment bankers, brokers and other financial professionals, will be able to use iRoadShow.net’s Web 2.0 sharing and book marking tools to expand the presentation audience exponentially around the world.

Liquidity and Capital Resources

For the six months ended June 30, 2008 we had a decrease in total cash resources of $740,113. The decrease in cash was due in most part to lack of sales to offset costs and professional and consulting expenses. Noncash stock issuances was $88,500 for the six months ended June 30, 2008.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4T - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

DATE: August 12, 2008	VALUERICH, INC. (Registrant) By: /s/ Joseph C. Visconti
Joseph C. Visconti Director and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)