Form 10-Q
period 2008-09-30
VALUERICH INC
filed 2008-11-12
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-52404

VALUERICH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	41-2102385 (I.R.S. Employer Identification No.)

1804 N. Dixie Highway, Suite A
West Palm Beach, Florida 33407
(Address of Principal Executive Offices) (Zip Code)

(561) 832-8878
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No x

 As of November 14, 2008, the Company had 8,541,542 outstanding shares of common stock, par value $0.01.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALUERICH, Inc.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,548,185	$3,568,535
Prepaid consulting	45,111	75,000
Marketable securities	100,000	-
Other current assets	12,089	-

TOTAL CURRENT ASSETS	2,705,385	3,643,535

PROPERTY AND EQUIPMENT, net of accumulated depreciation	84,771	24,981
JOINT VENTURE	278,560	278,560
INTANGIBLE ASSETS, net of accumulated amortization	42,015	33,592

TOTAL ASSETS	$3,110,731	$3,980,668

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$213,964	$302,690
Derivative liability	100,000	100,000
Convertible notes payable - current portion	50,000	120,000
Other current liabilities	-	1,400

TOTAL CURRENT LIABILITIES	363,964	524,090

LONG TERM LIABILITIES	9,500	9,500

TOTAL LIABILITIES	373,464	533,590

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,541,542 and 8,276,542 shares issued and outstanding as
of September 30, 2008 and December 31, 2007 respectively	85,415	82,765
Additional paid-in capital	7,084,066	7,026,966
Accumulated other comprehensive income	40,000	-
Accumulated deficit	(4,472,214)	(3,662,653)

TOTAL STOCKHOLDERS' EQUITY	2,737,267	3,447,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,110,731	$3,980,668

The accompanying notes are an integral part of these consolidated financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$89,950	$-	$89,950	$891,617

COST OF REVENUE	1,560	40,878	7,876	678,058

GROSS PROFIT	88,390	(40,878)	82,074	213,559

OPERATING EXPENSES
Selling, general and administrative expenses	138,075	650,261	525,170	1,241,987
Professional fees	142,532	334,013	455,963	375,237
Financing costs	-	786	-	15,032
Depreciation and amortization expense	8,992	6,157	19,315	16,931

TOTAL OPERATING EXPENSES	289,599	991,217	1,000,448	1,649,187

LOSS FROM OPERATIONS	(201,209)	(1,032,095)	(918,374)	(1,435,628)

OTHER INCOME (EXPENSES):
Interest income (expense)	17,696	36,468	89,187	(2,393)
Other income (expense)	(4,000)	(21,597)	19,626	(1,687)

TOTAL OTHER INCOME (EXPENSES)	13,696	14,871	108,813	(4,080)

LOSS BEFORE PROVISION FOR INCOME TAXES	(187,513)	(1,017,224)	(809,561)	(1,439,708)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(187,513)	$(1,017,224)	$(809,561)	$(1,439,708)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.12)	$(0.10)	$(0.18)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,566,542	8,151,539	8,470,228	8,151,539

The accompanying notes are an integral part of these consolidated financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(809,561)	$(1,439,708)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,314	14,753
Bad debt expense	-	(20,000)
(Gain) loss on disposition of fixed assets	-	1,634
Marketable securities received for consulting services	(60,000)	-
Common stock issued for consulting services	88,500	14,246
Changes in operating assets and liabilities:
Accounts receivable	-	(1,269)
Prepaid consulting	29,889	(35,129)
Other current assets	(12,089)	-
Accounts payable and accrued expenses	(88,726)	(86,649)
Customer deposits	(1,400)	-
Deferred revenue	-	168,913

Net cash used in operating activities	(834,073)	(1,383,209)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(71,637)	(977)
Acquisition of intangible assets	(44,640)	-

Net cash used in investing activities	(116,277)	(977)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	-	5,009,101
Repayments of notes payable	(70,000)	-
Repayments of shareholder notes payable	-	(425,642)
Officer advances (payments), net	-	(62,167)

Net cash provided by (used in) financing activities	(70,000)	4,521,292

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,020,350)	3,137,106

CASH AND CASH EQUIVALENTS, Beginning of period	3,568,535	942,066

CASH AND CASH EQUIVALENTS, End of period	$2,548,185	$4,079,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$42,449
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible shareholders' notes payable	$-	$42,449
Non-cash stock issuance	$88,500	$14,246

The accompanying notes are an integral part of these consolidated financial statements

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis; actual results may vary from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Marketable Securities

The Company has designated its investments in marketable securities as available-for-sale. Such securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. Investment income will be recognized on an accrual basis.

Property, Plant and Equipment

Property and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives. The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

The Company provides for depreciation over the assets estimated lives as follows:

Computers and Equipment	3 years
Furniture and Fixtures	5 years
Leasehold Improvements	15 years

Intangible Asset

The Company’s intangible asset consists of website development costs, incurred throughout 2008, that are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense amounted to $5,730 and $7,467 for the three and nine months ended September 30, 2008, respectively.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our financial position and results of operations was not significant.

Income Taxes

Income taxes are provided based upon the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109 the Company is required to compute deferred income tax assets for net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realizing of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The potential benefits of net operating losses (“NOLs”) have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has an NOL carry forward for income tax reporting purposes that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

The Company is current in its filing of federal income tax returns. The Company believes that the statutes of limitations for its federal income tax returns are open for years after 2004. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 30, 2008 and December 31, 2007, the Company had no accrued interest or penalties.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-diluted effect.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the three months ended September 30, 2008 the Company issued no shares of its common stock nor did it grant any new options or warrants and no options or warrants were cancelled or exercised during the three months ended September 30, 2008. As of September 30, 2008 and December 31, 2007, there were 2,376,494 warrants and 100,000 options outstanding.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Reclassification

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

Note 3 – Consulting Agreement with Bodisen Biotech

Effective July 1, 2008 and continuing for a period of 2 years, the Company has been engaged to perform strategic business consulting services to Bodisen Biotech. As compensation for the consulting services, Bodisen Biotech has agreed to:

(a)	Issue to the Company 400,000 shares of Bodisen Biotech common stock to the Company up front;
(b)	Issue to the Company options to purchase 400,000 shares of its common stock. The options will be exercisable at $0.70 per share and will have an exercise period of 5 years;
(c)	Pay the Company $10,000 per month for the 24-month consulting period, equaling a total of $120,000 per year.

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

The Company has also recorded $60,000 in marketable securities and corresponding revenue for the 400,000 shares received on September 18, 2008. The marketable securities have been classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. The investment in these shares has been valued at $100,000 at September 30, 2008, and accordingly a $40,000 unrealized gain has been recognized in accumulated other comprehensive income at September 30, 2008 in the accompanying balance sheets.

The Company has valued the options received under the consulting agreement using the Black-Scholes option pricing model. The option exercise price is $0.70 per share. The fair value of the options was $25,800 and the following assumptions:  term of 2.5 years, a risk free interest rate of 2.1%, a dividend yield of 0% and volatility of 128%. Management has performed an analysis and determined the options are impaired at September 30, 2008, and therefore the Company has recorded a 100% allowance against the value of the options.

For the three and nine months ended September 30, 2008, the Company has recognized $30,000, less wire fees, in consulting revenues relating to the cash component of its consulting compensation.

Note 4 – Derivative Liability

As of September 30, 2008 the Company has an outstanding liability to its IR firm of 100,000 shares of its common stock, which is valued at $100,000. Per the terms of the agreement, the Company must register these shares with the SEC and AMEX, and accordingly, until successfully done, the Company carries the $100,000 liability on its Balance Sheet as a derivative liability.

Note 5 – Joint Venture

The Company entered into a joint venture agreement with Verdund Legal in 2007.  Verdund Legal has a strong European presence focused on emerging companies seeking capital and exposure to American markets. Verdund Legal and the Company plan on leveraging each other’s data base to create business from engaging each other’s clients with advisory, consulting and the Company’s related businesses.  The total capitalized cost of the agreement is $278,560 which consists of $100,000 in cash, 100,000 shares of stock at $1.03 per share and 100,000 options exercisable at $1.00.  The profits and losses of the joint venture shall be shared among the joint ventureres in equal amounts.

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 6 – Property and Equipment

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Computers and equipment	$28,055	$11,296
Furniture and equipment	29,366	26,766
Leasehold improvements	82,257	29,978
	139,678	68,040
Accumulated depreciation	(54,907)	(43,059)
Property and Equipment, net	$84,771	$24,981

Depreciation expense amounted to $4,999 and $11,847 for the three and nine months ended September 30, 2008, and $6,158 and $16,388 for the three and nine months ended September 30, 2007.

Note 7 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities comprises of the following:

	September 30, 2008	December 31, 2007
Accounts payable	$197,344	$276,057
Accrued interest	12,000	26,633
Other accrued expenses	4,620	-
Total	213,964	302,690

Note 8 – Equity

On March 31, 2008, the Company issued 290,000 shares of its common stock to four consultants for strategic, financial and business consulting services to be performed in 2008.

On September 30, 2008, the Company canceled 25,000 shares of its common stock issued in 2007 for software development services related to its intangible asset.

Note 9 – Termination of Agreement with StarLight Investments, LLC

On August 20, 2008, pursuant to a letter agreement (the “Letter Agreement”), the Company and Starlight Investments, LLC (“StarLight”) terminated that certain Stock Purchase Agreement (the “Agreement”), dated as of May 20, 2008, by and between the Company and Starlight.

VALUERICH, Inc.
Notes to Condensed Financial Statements
(unaudited)

As reported in the Company’s Report on Form 8-K filed on May 30, 2008, the Agreement provided that the Company was to acquire all of the outstanding membership interests of StarLight for $200,000 in cash and 500,000 shares of common stock of the Company. The sale was to result in StarLight becoming a wholly-owned subsidiary of the Company.  Closing was subject to regulatory approvals, which included approval of FINRA and AMEX, and other customary closing conditions.

The Company had made best efforts to complete the aforementioned transaction within the timelines defined in the Agreement.  There were no material termination penalties incurred by the Company.

Note 10 – Subsequent Events

In October 2008, the Company invested approximately $1,300,000 in high-yield funds. The value of this investment increased approximately $282,000, and the Company sold the investment and realized a pre-tax gain on sale of approximately $282,000.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

Our Corporate History

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the nine months ended September 30, 2008, we incurred a net loss of $809,561.

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

Results of Operations

Our results of operations for the period ended September 30, 2008 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space. Since we were unable until mid second quarter to find a suitable partner to co-brand or partner our expos, we did not have any expo events during the first three quarters of 2008 as we had planned, and therefore we did not derive any revenue from expos during such quarters.

For the three month period ended September 30, 2008 vs. the three month period ended September 30, 2007

During the quarter ended September 30, 2008, we generated $89,950 in revenue that arose from consulting services we provided.  During the same period of 2007, we had revenues of $0. Our total cost of sales for the three months ended September 30, 2008 was $1,560 as compared to $40,878 for the three months ended September 30, 2007.  Total operating expenses decreased significantly from $991,217 for the three months ended September 30, 2007 to $289,599 for the three months ended September 30, 2008.  The decrease in total operating expenses was primarily attributable to a decrease in salaries as a result in downsizing due to a change in our focus. Net loss for the quarter ended September 30, 2008 as compared to the period ended September 30, 2007 decreased from $1,017,224 to $187,513 primarily as a result of the decrease in revenues and consequently a decrease in staffing costs.

For the nine month period ended September 30, 2008 vs. the nine month period ended September 30, 2007

During the nine months ended September 30, 2008, we generated $89,950 in revenue that arose from consulting services we provided.  During the same period of 2007, we had revenues of $891,617. Our total cost of sales for the nine months ended September 30, 2008 was $7,876 as compared to $678,058 for the nine months ended September 30, 2007.  Total operating expenses decreased between the periods from $1,649,187 for the nine months ended September 30, 2007 to $1,000,448 for the nine months ended September 30, 2008.  The decrease in total operating expenses was primarily attributable to a decrease in salaries as a result in downsizing due to a change in our focus. Net loss for the nine months ended September 30, 2008 increased to $809,561 from $1,439,708 for the same period ended September 30, 2007 primarily as a result of the decrease in revenues.

Our Plan of Operation

Although we believe we have been successful in building brand recognition, we are currently revising our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space. We believe  that our future events will be a co-branded and partnered expo with one or more of the investment banks and service providers that directly benefit from their access to micro-cap companies, so as to leverage on our brand recognition and reduce direct and indirect overhead costs.  We have recently found that in many cases our clients are being offered free and/or no charge presentation spots at investment banking conferences where the host investment bank derives revenue not from charging the exhibiting companies to present but rather from the investment banking fees derived from engaging the invited company and generating revenue from investment banking services, consulting and advisory fees. In addition, as the sole host of our events, we have experienced that we were carrying a majority of the financial exposure and overhead to these events, while the banks and service providers that simply sponsored or attended our events were benefiting equally. While we have found a co partner for our upcoming expo and we intend to continue to share the financial exposure and infrastructure with investment banks, service providers and Wall Street professionals that gain from these events no assurance, however, can be given especially in light of the current negative market environment that we will be able to continue to secure a co-partner for these events.

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

We are also actively involved in seeking to secure an interest in a licensed FINRA broker-dealer. We believe that leveraging our database and clients along with the contacts and relationships established by our conference and Media business, would enable us to benefit from the fee generated side of the banking business

We are also in the process of launching a new web property, WallStreetHDTV.com aimed at helping companies raise capital, go public and attract shareholders. We plan to harness the global power of the internet to present client offerings to enable clients to raise capital through investment banks, brokerage firms, fund managers and institutional and qualified investors around the world using our high-definition multi-media Web player. WallStreetHDTV.com will produce a high-definition (HD) video presentation in our state-of-the-art studio, then make it accessible in a SEC compliant Web-based presentation to a global audience of investment banks, brokerage firms, fund managers and institutional and qualified investors. The proprietary WallStreetHDTV.com streaming-video Web player will synchronize a company’s HD video with their PowerPoint presentation and offer the prospectus or other related financial documents for download. Investment bankers, brokers and other financial professionals, will be able to use WallStreetHDTV.com’s book marking and sharing tools to expand the presentation audience exponentially around the world.

Liquidity and Capital Resources

For the nine months ended September 30, 2008 we had a decrease in total cash resources of $1,020,350. The decrease in cash was due in most part to lack of sales to offset costs and professional and consulting expenses. Noncash stock issuances was $88,500 for the nine months ended September 30, 2008.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months. Because of current economic and market conditions and due to the unknown future of our nations’s economic health, we have taken prudent measures to manage our cash position and not force the growth of our core business.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We base our estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. We re-evaluate our estimates on an ongoing basis; actual results may vary from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit. We extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Marketable Securities

The Company has designated its investments in marketable securities as available-for-sale. Such securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. Investment income will be recognized on an accrual basis.

Property, Plant and Equipment

Property and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives. The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

We provide for depreciation over the assets estimated lives as follows:

Computers and Equipment	3 years
Furniture and Fixtures	5 years
Leasehold Improvements	15 years

Intangible Asset

The Company’s intangible asset consists of website development costs, incurred throughout 2008, that are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense amounted to $5,730 and $7,467 for the three and nine months ended September 30, 2008, respectively.

Long-Lived Assets

We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of our long-lived assets.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2008, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Income Taxes

Income taxes are provided based upon the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109 we are required to compute deferred income tax assets for net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realizing of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The potential benefits of net operating losses (“NOLs”) have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We have an NOL carry forward for income tax reporting purposes that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

We are current in our filing of federal income tax returns. We believe that the statutes of limitations for its federal income tax returns are open for years after 2004. We are not currently under examination by the Internal Revenue Service or any other taxing authority.

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on our financial statements.

Our practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 30, 2008 and December 31, 2007, we had no accrued interest or penalties.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-diluted effect.

Stock-Based Compensation

We account for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the three months ended September 30, 2008 we issued no shares of our common stock nor did it grant any new options or warrants and no options or warrants were cancelled or exercised during the three months ended September 30, 2008. As of September 30, 2008, there were 2,376,494 warrants and 100,000 options outstanding.

Special Purpose Entities

We do not have any off-balance sheet financing activities.

Reclassification

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123(R), we elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  We believe adopting SFAS No. 141R will significantly impact our financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. We believe adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then we would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. We are currently evaluating the impact that adopting SFAS No.142-3 will have on our financial statements.

Item 3- Quantitive and Qualitative Disclosures About Market Risk

N/A

Item 4T – Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUERICH INC.

Date: November 12, 2008	By:	/s/ Joseph C. Visconti
Joseph C. Visconti, Director and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)