Form 10-K
period 2008-12-31
VALUERICH INC
filed 2009-03-31
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-52404

VALUERICH, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2102385
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1804 N. Dixie Highway, Suite A, West Palm Beach, FL  33407

1-561-370-3617

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

At June 30, 2008, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,000,000 based on the closing price of $0.20 as reported on the American Stock Exchange.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 8,669,571 shares as of March 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

VALUERICH, INC.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

PART I

Item 1. Business

Our Current Business

Valuerich, Inc., (the Company), was incorporated under the laws of the state of Florida on July 11, 2003. Prior to 2009, the Company operated various online and offline media-based properties for corporate and financial professionals. Its properties included 1) iValueRich.com, 2) Valuerich magazine and 3) the Valuerich Small-cap Financial Expo.

In the first quarter of 2009, the Company became dedicated to a web-based financial media business model.   Until December 2008, Valuerich magazine was published approximately three times per year and was a glossy full-color magazine of approximately 120 pages that was geared toward an affluent readership of investment related professionals and corporate leaders.

By the end of 2008, the Company had nearly completed, but not yet launched, the second generation of the ValueRich platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public and raise capital via a web-based Direct Public Offering (“DPO”) format. Companies that want to raise capital could file their own registration statement through the DPO process and pay the Company for the use of the technology platform and access to its database of financial related professionals to help fund the issuing company’s deal. For the first time, users of the ValueRich technology platform who have verified their qualified investor’s status will be able to discover and participate in Direct Offerings featured on the ValueRich platform. While ValueRich, Inc. is not a registered broker-dealer or investment advisor, soon we will be able to provide companies with technology and marketing tools they need to communicate directly with qualified investors. The Company anticipates announcing the official launch of www.iValueRich.com platform in early 2009.

In January 2009, the Company announced plans to create a business talk show called ValueRich TV, which will be produced at a dedicated studio next door to its headquarters. Its purpose is to create a successful Wall Street based talk show that can be streamed over the internet for worldwide distribution. In January 2009, the Company purchased and closed on the building to be used as the studio.

The Company trades on the NYSE Amex under the trading symbol “IVA.”

ITEM 1A.  Risk Factors

In evaluating us and our business you should carefully consider the risks set forth below.

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

We have not yet achieved profitability and there can be no assurance that we will become profitable. During our fiscal years ended December 31, 2008 and December 31, 2007, we incurred net losses of approximately $1,010,595 and $1,747,987,170, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement and maintain our business strategy. There can be no assurance that we will become or remain profitable.

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

If companies perceive ValueRich Magazine, iValueRich.com or our conference events to be a limited or ineffective advertising medium, they may be reluctant to advertise in our products or be a sponsor of our company. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

●	our ability to maintain a large, demographically attractive reader base for ValueRich Magazine or subscriber base for iValueRich.com;

●	our ability to maintain attractive advertising rates;

●	our ability to attract and retain advertisers and sponsors; and

●	our ability to provide effective advertising delivery and measurement systems.

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

ITEM 1B.  Unresolved Staff Comments

None

Item 2. Properties

We currently lease an office in West Palm Beach, Florida of approximately 1,750 square feet on a month to month basis from Joseph Visconti, our Chairman, President and CEO at a rate of $32,400 per year.

In January 2009, the Company purchased and closed on a building to be used as a studio pursuant to its ValueRich TV business. The building is part of a development named Flagler Pointe located at 1804 North Dixie Highway, West Palm Beach, Florida.  The building is in the same commercial complex as ValueRich’s current corporate headquarters, which should make for more efficient use of the company’s staff and resources. The building will serve as ValueRich’s dedicated production and television studio for its newly formed ValueRich TV division.  The building is one large open space, with 20-foot ceilings and a small mezzanine that could serve as a production booth for the filming and editing of ValueRich’s new proposed business talk show.  The building is less than 10 years old and has been maintained in good condition.

Item 3. Legal Proceedings

We are, from time to time, parties to various legal proceedings arising out of our business. We believe, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were quoted for trading on the Amex on August 8, 2007 under the symbol “IVA”. On October 1, 2008, our common shares were transferred to the NYSE Alternext US under the symbol “IVA.” On March 18, 2009, NYSE Alternext US was re-branded as NYSE Amex Equities.

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo Finance, are as follows:

Yahoo Finance
Quarter Ended	High		Low
December 31, 2008		$0.30		$0.06
September 30, 2008		$0.35		$0.08
June 30, 2008		$0.48		$0.16
March 31, 2008		$0.80		$0.11
December 31, 2007		$1.50		$0.20
September 30, 2007		$3.00		$0.92
June 30, 2007	$	N/A	$	N/A
March 31, 2007	$	N/A	$	N/A

Our common shares are issued in registered form. Interwest Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares. On March 23, 2009, the shareholders' list of our common shares showed 287 registered shareholders and 8,669,571 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2008 which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividend in the foreseeable future.

Equity Compensation Plan Information

In April 2006, we adopted the ValueRich, Inc. Incentive Stock Option Plan (the “Plan”) to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility.

The following discussion represents only a summary of certain of the plan terms and is qualified in its entirety by reference to the complete plan, a copy of which has been filed as an exhibit to the registration statement of which this prospectus forms a part.

Shares Available; Maximum Awards; Participants. A total of 5,000,000 shares of the Company’s Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has reserved a total of 1,500,000 options as of December 31, 2008. As of December 31, 2008, no options have been issued under the Plan.

Stock Option Features. Under the Plan, options to purchase the Company’s Common Stock may take the form of incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options (“NQSOs”). As required by Section 422 of the Code, the aggregate fair market value (as defined in the Plan) of shares of Common Stock (determined as of the date of grant of the ISO) with respect to which ISOs granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs.

Initially, each option will be exercisable over a period, determined by the Board of Directors of the Company, in its discretion, of up to ten years from the date of grant. Options may be exercisable during the option period at such time, in such amounts, and in accordance with such terms and conditions and subject to such restrictions as are determined by the Board and set forth in option agreements evidencing the grant of such options; provided that no option may be exercisable less than six months from its date of grant.

The exercise price of options granted pursuant to the Plan is determined by the Board, in its discretion; provided that the exercise price of an ISO may not be less than 100% of the fair market value (as defined in the Plan) of the shares of the Company Common Stock on the date of grant. The exercise price of options granted pursuant to the Plan is subject to adjustment as provided in the Plan to reflect stock dividends, splits, other recapitalizations or reclassifications or changes in the market value of the Company Common Stock. In addition, the Plan provides that, in the event of a proposed change in control of the Company (as defined in the Plan), the Board of Directors is to take such actions as it deems appropriate to effectuate the purposes of the Plan and to protect the grantees of options, which action may include (i) acceleration or change of the exercise dates of any option; (ii) arrangements with grantees for the payment of appropriate consideration to them for the cancellation and surrender of any option; and (iii) in any case where equity securities other than Common Stock are proposed to be delivered in exchange for or with respect to Common Stock, arrangements providing that any option shall become one or more options with respect to such other equity securities. Further, in the event the Company dissolves and liquidates (other than pursuant to a plan of merger or reorganization), then notwithstanding any restrictions on exercise set forth in the Plan or any grant agreement pursuant thereto (i) each grantee shall have the right to exercise his option at any time up to ten days prior to the effective date of such liquidation and dissolution; and (ii) the Board of Directors may make arrangements with the grantees for the payment of appropriate consideration to them for the cancellation and surrender of any option that is so canceled or surrendered at any time up to ten days prior to the effective date of such liquidation and dissolution. The Board of Directors also may establish a different period (and different conditions) for such exercise, cancellation, or surrender to avoid subjecting the grantee to liability under Section 16(b) of the Exchange Act.

The shares purchased upon the exercise of an option are to be paid for by the optionee in cash or cash equivalents acceptable to the Board. In addition, the Plan provides for broker-assisted cashless exercises in the discretion of the Board of Directors.

Except as permitted pursuant to Rule 16b-3 under the Exchange Act, and in any event in the case of an ISO, an option is not transferable except by will or the laws of descent and distribution. In no case may the options be exercised later than the expiration date specified in the option agreement.

Plan Administration. The Plan is administered by the Board of Directors, or a committee of the board if so approved by the board, in accordance with the provisions of Rule 16b-3.

The Board of Directors will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards. The Board may interpret the Plan and may at any time adopt such rules and regulations for the Plan as it deems advisable. The Board of Directors may at any time amend or terminate the Plan and change its terms and conditions, except that, without stockholder approval, no such amendment may (i) materially increase the maximum number of shares as to which awards may be granted under the Plan; (ii) materially increase the benefits accruing to Plan participants; or (iii) materially change the requirements as to eligibility for participation in the Plan.

Accounting Effects. Under current accounting rules, neither the grant of options at an exercise price not less than the current fair market value of the underlying Common Stock, nor the exercise of options under the Plan, is expected to result in any charge to the earnings of the Company.

Certain Federal Income Tax Consequences. The following is a brief summary of certain Federal income tax aspects of awards under the Plan based upon the Federal income tax laws in effect on the date hereof. This summary is not intended to be exhaustive and does not describe state or local tax consequences.

Incentive Stock Options. An optionee will not realize taxable income upon the grant of an ISO. In addition, an optionee will not realize taxable income upon the exercise of an ISO, provided that such exercise occurs no later than three months after the optionee’s termination of employment with the Company (one year in the event of a termination on account of disability). However, an optionee’s alternative minimum taxable income will be increased by the amount that the fair market value of the shares acquired upon exercise of an ISO, generally determined as of the date of exercise, exceeds the exercise price of the option. If an optionee sells the shares of Common Stock acquired upon exercise of an ISO, the tax consequences of the disposition depend upon whether the disposition is qualifying or disqualifying. The disposition of the shares is qualifying if made more than two years after the date the ISO was granted and more than one year after the date the ISO was exercised. If the disposition of the shares is qualifying, any excess of the sale price of the shares over the exercise price of the ISO would be treated as long-term capital gain taxable to the option holder at the time of the sale. If the disposition is not qualifying, i.e., a disqualifying disposition, the excess of the fair market value of the shares on the date the ISO was exercised over the exercise price would be compensation income taxable to the optionee at the time of the disposition, and any excess of the sale price of the shares over the fair market value of the shares on the date the ISO was exercised would be capital gain.

Unless an optionee engages in a disqualifying disposition, the Company will not be entitled to a deduction with respect to an ISO. However, if an optionee engages in a disqualifying disposition, the Company generally will be entitled to a deduction equal to the amount of compensation income taxable to the optionee.

Nonqualified Stock Options. An optionee will not realize taxable income upon the grant of an NQSO. However, when the optionee exercises the NQSO, the difference between the exercise price of the NQSO and the fair market value of the shares acquired upon exercise of the NQSO on the date of exercise is compensation income taxable to the optionee. The Company generally will be entitled to a deduction equal to the amount of compensation income taxable to the optionee.

Employment Agreements

We do not have any employment agreements with any of our employees at this time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in this annual report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-K are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the year ended December 31, 2008, we incurred a net loss of $1,010,595.

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

Results of Operations

Our results of operations for the year ended December 31, 2008 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space.  Since we were unable until the mid-second quarter 2008 to find a suitable partner to co-brand or partner our expos, we did not have any expo events during the first three quarters of 2008 as we had planned, and therefore we did not derive any revenue from expos during such quarters.

Throughout 2008, we have focused on the transition of our old line financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and the soon to be launched www.ValueRichTV.com.  The new ValueRich products have mostly been in design, development and implementation stages throughout the 2008 calendar year.

By the end of 2008, we had nearly completed, but not yet launched, the second generation of the ValueRich platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public and raise capital via a web-based Direct Offering (“DO”) format.  Companies that want to raise capital could file their own registration statement through the DO process and pay us for the use of our technology platform and access to their our of financial related professionals to assist in funding the issuing company’s deal.  For the first time, users of the ValueRich technology platform who have verified their qualified investor’s status will be able to discover and participate in Direct Offerings featured on the ValueRich platform.  While we are not a registered broker-dealer or investment advisor, soon we will be able to provide companies with technology and marketing tools they need to communicate directly with qualified investors. We anticipate announcing the official launch of the www.iValueRich.com platform in early 2009.

In January 2009, we announced plans to create a business talk show called ValueRich TV, which will be produced at a dedicated studio next door to our headquarters. Its purpose is to create a successful Wall Street based talk show that can be streamed over the internet for worldwide distribution. In January 2009, we purchased and closed on the building to be used as the studio.

Other accomplishments in 2008 include entering into a consulting agreement with Xi'an Qinba Pharmaceutical Co., Ltd. (“Qinba”). ValueRich received an approximately 4% equity ownership position in Qinba. We are pleased to report that Qinba has filed its registration statement with the SEC and, if Qinba successfully completes the registration process, Qinba could become a publicly traded company. At the time Qinba goes public, it is our belief that ValueRich will have an asset that will add value to our balance sheet.

In August 2008, we implemented a stock repurchase program for up to $400,000 shares of our common stock on the open market. As you know, our stock has become somewhat illiquid due to very light volume. To date, the $400,000 buy back program has resulted in only approximately $30,000 of stock being repurchased in the open market.

For the year ended December 31, 2008 vs. year ended December 31, 2007

During the year ended December 31, 2008, we generated $76,583 in revenue that arose from consulting services we provided.  During the year ended December 31, 2007, we had revenues of $1,227,694. Our total cost of revenue for the year ended December 31, 2008 was $7,331 as compared to $1,040,992 for the year ended December 31, 2007.  Total operating expenses decreased significantly from $1,981,043 for the year ended December 31, 2007 to $1,244,892 for the year ended December 31, 2007.  The decrease in total operating expenses was primarily attributable to a decrease in salaries as a result in downsizing due to a change in our focus. Net loss for the year ended December 31, 2008 as compared to the year ended December 31, 2007 decreased from $1,747,987 to $1,010,595 primarily as a result of the decrease in revenues and consequently a decrease in staffing costs.

Liquidity and Capital Resources

For the year ended December 31, 2008 we had a decrease in total cash resources of $2,647,627. The decrease in cash was due in most part to lack of sales to offset costs and professional and consulting expenses, as well as purchases of $1,670,927 in marketable securities. Noncash stock issuances was $141,732 for the year ended December 31, 2008.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months. Because of current economic and market conditions and due to the unknown future of our nations’ economic health, we have taken prudent measures to manage our cash position and not force the growth of our core business.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit. We extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Marketable Securities

The Company has designated its investments in marketable securities as trading and available-for-sale. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Investment income is recognized on an accrual basis.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Fair Value of Financial Instruments

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

Our investments in marketable securities are carried at fair value totaling $1,957,993 and $0 at December 31, 2008 and 2007, respectively. We used Level 1 inputs for our valuation methodology as the securities’ quoted prices are publicly available. As of December 31, 2007, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

	Fair Value As of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$1,957,993	$1,957,993	-	-

For the years ended December 31, 2008 and 2007, the Company recognized unrealized gains on its trading securities in its statements of operations and comprehensive loss in the amounts of $119,066 and $0, respectively. For the years ended December 31, 2008 and 2007, the Company recognized unrealized gains on its trading securities in its statements of stockholders’ equity in the amounts of $108,000 and $0, respectively, for the changes in the valuation of the aforementioned assets.

We did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with SFAS No. 157.

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

For the year ended December 31, 2007, we earned revenue primarily from our expos and magazine advertising business. We recognized revenue for its financial expos when the revenues were earned, which took place at the time of the expos, provided the selling price was fixed and determinable, and collectability was reasonably assured. In 2008, we have focused on the transition from our old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com (expected to launch in the second quarter of 2009).  The new ValueRich products have mostly been in the design, development and implementation stages throughout the 2008 calendar year. Accordingly, we have not earned any revenue from our old line of financial media products during the year ended 2008. During 2008, we entered into two consulting agreements to assist the foreign-based companies manage their financial statement reporting, regulatory and compliance issues in the United States. We do not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (we have performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-dilutive effect.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Year Ended December 31, 2008:
Basic and diluted EPS
Income (loss) to common stockholders	$(1,010,595)	8,488,504	$(0.12)
For the Year Ended December 31, 2007:
Basic and diluted EPS
Income (loss) to common stockholders	$(1,747,987)	7,215,794	$(0.24)

As of December 31, 2008 and 2007, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2008	December 31, 2007
Options	100,000	100,000
Warrants	1,185,715	2,376,494
Convertible notes	67,000	134,000
Total	1,352,715	2,610,494

Stock-Based Compensation

We account for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. During the three months ended September 30, 2008 we issued no shares of our common stock nor did it grant any new options or warrants and no options or warrants were cancelled or exercised during the three months ended September 30, 2008. As of December 31, 2008 and 2007, there were 1,185,715 warrants and 100,000 options and 2,376,494 warrants and 100,000 options outstanding, respectively.

Recent Pronouncements

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

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. We are currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently evaluating the impact that adopting SFAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on our financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We arecurrently evaluating the impact that adopting EITF 08-4 will have on our financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

ValueRich, Inc.
Financial Statements
Years Ended December 31, 2008 and 2007

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ValueRich, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheets of ValueRich, Inc. at December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  ValueRich, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
March 30, 2009

ValueRich, Inc.
BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$920,908	$3,568,535
Trade accounts receivable	1,713	-
Prepaid consulting	23,333	75,000
Investments in marketable securities	1,957,993	-

TOTAL CURRENT ASSETS	2,903,947	3,643,535

PROPERTY AND EQUIPMENT, net of accumulated depreciation	113,547	57,173
JOINT VENTURE	-	278,560

TOTAL ASSETS	$3,017,494	$3,979,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,757	$302,690
Deferred revenue	45,000	-
Derivative liability	-	100,000
Convertible notes payable, current portion	25,000	40,500
Convertible shareholder notes payable	-	70,000
Shareholder note payable	9,500	9,500
TOTAL CURRENT LIABILITIES	320,257	522,690

CONVERTIBLE NOTES PAYABLE, net of current portion	-	9,500

TOTAL LIABILITIES	320,257	532,190

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,669,670 and 8,276,542 shares issued and outstanding as
of December 31, 2008 and December 31, 2007 respectively	86,696	82,765
Additional paid-in capital	7,175,789	7,026,966
Accumulated other comprehensive income	108,000	-
Accumulated deficit	(4,673,248)	(3,662,653)

TOTAL STOCKHOLDERS' EQUITY	2,697,237	3,447,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,017,494	$3,979,268

The accompanying notes are an integral part of these consolidated financial statements

ValueRich, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008 and 2007

	For The Year Ended
	2008	2007
REVENUE	$76,583	$1,227,694

COST OF REVENUE	7,331	1,040,992

GROSS PROFIT	69,252	186,702

OPERATING EXPENSES
Salaries and wages	505,089	1,157,155
Selling, general and administrative expenses	329,190	271,466
Professional fees	369,754	506,848
Financing costs	-	15,032
Depreciation	40,859	30,542

TOTAL OPERATING EXPENSES	1,244,892	1,981,043

LOSS FROM OPERATIONS	(1,175,640)	(1,794,341)

OTHER INCOME (EXPENSES):
Interest expense	(3,002)	(59,881)
Dividend and interest income	64,446	-
Loss on extinguishment of debt	1,400	-
Loss on impairment of joint venture	(278,560)	-
Unrealized gain (loss) on marketable securities	119,066	-
Realized gain (loss) on sale of marketable securities	249,691	-
Other income (expenses)	12,004	106,235

TOTAL OTHER INCOME (EXPENSES)	165,045	46,354

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,010,595)	(1,747,987)

INCOME TAX BENEFIT	-	-

NET LOSS	$(1,010,595)	$(1,747,987)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.12)	$(0.24)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,488,504	7,215,794

NET LOSS	$(1,010,595)	$(1,747,987)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	108,000	-

COMPREHENSIVE LOSS	$(902,595)	$(1,747,987)

The accompanying notes are an integral part of these consolidated financial statements

ValueRich, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, January 1, 2007	6,492,644	$64,926	$2,039,559	$-	$(1,914,666)	$189,819

Exercise of warrants at $2 per share	41,668	417	83,336		-	83,753
Deferred financing cost	-	-	12,572		-	12,572
Shares issued for Initial Public Offering at $3.50 per share	1,617,230	16,172	5,644,134		-	5,660,306
Joint venture agreement issuance of stock	100,000	1,000	102,000		-	103,000
Value of options issued for joint venture agreement	-	-	75,560		-	75,560
Shares issued for web development	25,000	250	28,500		-	28,750
Fund raising costs	-	-	(958,695)		-	(958,695)
Net loss for the year ended December 31, 2007	-	-	-		(1,747,987)	(1,747,987)

Balance, December 31, 2007	8,276,542	82,765	7,026,966	-	(3,662,653)	3,447,078

Shares of common stock issued for consulting services	290,000	2,900	85,600			88,500
Shares of common stock issued in repayment of note payable	128,128	1,281	51,951			53,232
Value of warrants granted to settle convertible note payable			9,818			9,818
Value of warrants granted for consulting services			29,954			29,954
Shares of common stock canceled	(25,000)	(250)	(28,500)			(28,750)
Unrealized gain on marketable securities				108,000		108,000
Net loss for the year ended December 31, 2008					(1,010,595)	(1,010,595)

Balance, December 31, 2008	8,669,670	$86,696	$7,175,789	$108,000	$(4,673,248)	$2,697,237

The accompanying notes are an integral part of these consolidated financial statements

ValueRich, Inc.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,010,595)	$(1,747,987)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	40,858	30,542
Loss on disposition of fixed assets	-	4,908
Marketable securities received for consulting services	(15,000)	-
Unrealized gain on trading securities	(119,066)	-
Common stock issued for services	88,500	-
Loss on impairment of joint venture	278,560	-
Expenses incurrred in repayment of note payable	22,232	-
Value of warrants granted as payment of interest expense on note payable	9,818	-
Value of warrants granted for consulting services	29,954	-
Gain on write-off of derivative liability	(100,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,713)	21,285
Prepaid consulting	51,667	31,533
Accounts payable and accrued expenses	(55,933)	148,490
Deferred revenue	-	(80,580)

Net cash used in operating activities	(780,718)	(1,591,809)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for joint venture	-	(100,000)
Marketable securtities	(1,670,927)	-
Purchase of fixed assets	(125,982)	(9,177)

Net cash used in investing activities	(1,796,909)	(109,177)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	-	4,731,511
Proceeds from warrant conversion	-	83,753
Repayments of shareholder notes payable	(70,000)	(425,642)
Officer advances (payments), net	-	(62,167)

Net cash provided by (used in) financing activities	(70,000)	4,327,455

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,647,627)	2,626,469

CASH AND CASH EQUIVALENTS, Beginning of period	3,568,535	942,066

CASH AND CASH EQUIVALENTS, End of period	$920,908	$3,568,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$58,193
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible shareholders' notes payable	$53,232	$-
Warrants issued in repayment of note payable	$9,818	$206,089
Change in fair value fo securities available for sale	$108,000	$-

The accompanying notes are an integral part of these consolidated financial statements

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 1 - Organization and Basis of Presentation

Valuerich, Inc., (the Company), was incorporated under the laws of the state of Florida on July 11, 2003. Prior to 2009, the Company operated various online and offline media-based properties for corporate and financial professionals. Its properties included 1) iValueRich.com, 2) Valuerich magazine and 3) the Valuerich Small-cap Financial Expo.

In the first quarter of 2009, the Company became dedicated to a web-based financial media business model.   Until December 2008, Valuerich magazine was published approximately three times per year and was a glossy full-color magazine of approximately 120 pages that was geared toward an affluent readership of investment related professionals and corporate leaders.

By the end of 2008, the Company had nearly completed, but not yet launched the second generation of the ValueRich platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public and raise capital via a web-based Direct Public Offering (“DPO”) format. Companies that want to raise capital could file their own registration statement through the DPO process and pay the Company for the use of the technology platform and access to its database of financial related professionals to help fund the issuing company’s deal. For the first time, users of the ValueRich technology platform who have verified their qualified investor’s status will be able to discover and participate in Direct Offerings featured on the ValueRich platform. While ValueRich, Inc. is not a registered broker-dealer or investment advisor, soon we will be able to provide companies with technology and marketing tools they need to communicate directly with qualified investors. The Company anticipates announcing the official launch of www.iValueRich.com platform in early 2009.

In January 2009, the Company announced plans to create a business talk show called ValueRich TV, which will be produced at a dedicated studio next door to its headquarters. Its purpose is to create a successful Wall Street based talk show that can be streamed over the Internet for worldwide distribution. In January 2009, the Company purchased and closed on the building to be used as the studio.

The Company trades on the NYSE Amex under the trading symbol “IVA.”

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

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007
Marketable Securities

The Company has designated its investments in marketable securities as trading and available-for-sale. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Investment income is recognized on an accrual basis.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Property and Equipment

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

The Company provides for depreciation over the assets estimated lives as follows:

Computers, software and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease life or economic life

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

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

The Company’s investments in marketable securities are carried at fair value totaling $1,957,993 and $0 at December 31, 2008 and 2007, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available. As of December 31, 2007, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

	Fair Value As of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$1,957,993	$1,957,993	-	-

For the years ended December 31, 2008 and 2007, the Company recognized unrealized gains on its trading securities in its statements of operations and comprehensive loss in the amounts of $119,066 and $0, respectively. For the years ended December 31, 2008 and 2007, the Company recognized unrealized gains on its trading securities in its statements of stockholders’ equity in the amounts of $108,000 and $0, respectively, for the changes in the valuation of the aforementioned assets.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

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

For the year ended December 31, 2007, the Company earned revenue primarily from its expos and magazine advertising business. The Company recognized revenue for its financial expos when the revenues were earned, which took place at the time of the expos, provided the selling price was fixed and determinable, and collectability was reasonably assured. In 2008, the Company has focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com (expected to launch in the second quarter of 2009).  The new ValueRich products have mostly been in the design, development and implementation stages throughout the 2008 calendar year. Accordingly, the Company has not earned any revenue from its old line of financial media products during the year ended 2008. During 2008, the Company entered into two consulting agreements to assist the foreign-based companies manage their financial statement reporting, regulatory and compliance issues in the United States. The Company does not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (the Company has performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured. See Note 3.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. As of December 31, 2008 and 2007, the Company had deposits in excess of federally-insured limits totaling $782,283 and $3,468,535, respectively. The Company has not experienced any losses in such accounts.

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

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At December 31, 2008 and December 31, 2007, the Company had no accrued interest or penalties.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-dilutive effect.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Year Ended December 31, 2008:
Basic and diluted EPS
Income (loss) to common stockholders	$(1,010,595)	8,488,504	$(0.12)
For the Year Ended December 31, 2007:
Basic and diluted EPS
Income (loss) to common stockholders	$(1,747,987)	7,215,794	$(0.24)

As of December 31, 2008 and 2007, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2008	December 31, 2007
Options	100,000	100,000
Warrants	1,185,715	2,376,494
Convertible notes	67,000	134,000
Total	1,352,715	2,610,494

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. No options or warrants were exercised during the year ended December 31, 2008.  During the year ended December 31, 2008, 1,390,779 warrants expired. As of December 31, 2008 and 2007, there were 1,185,715 warrants and 100,000 options and 2,376,494 warrants and 100,000 options outstanding, respectively.

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

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

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

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

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

The Company has also recorded $60,000 in marketable securities for the 400,000 shares received on September 18, 2008. The marketable securities have been classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. (see Note 4)

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company has valued the options received under the consulting agreement using the Black-Scholes option pricing model. The option exercise price is $0.70 per share. The fair value of the options was re-valued at December 31, 2008 at $33,840 using the following assumptions:  term of 2.5 years, a risk free interest rate of 2.05%, a dividend yield of 0% and volatility of 151%. Management has performed an analysis and determined the options are impaired at December 31, 2008, and therefore the Company has recorded a 100% allowance against the value of the options.

For the year ended December 31, 2008, the Company has recognized $15,000, less wire fees, in consulting revenues relating to the cash component of its consulting compensation. The Company has recognized $45,000 in deferred revenues relating to this agreement in its accompanying balance sheets at December 31, 2008.

Note 4 – Marketable Securities

The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2008. Net unrealized gains and losses on trading securities are included in net earnings. Available-for sale securities consist of the 400,000 shares received in July 2008 for consulting services performed for Bodisen Biotech (see Note 3). These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. The investment in these shares has been valued at $168,000 at December 31, 2008, and accordingly a $108,000 unrealized gain has been recognized in accumulated other comprehensive income at December 31, 2008 in the accompanying balance sheets. Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred. For purpose of determining realized gains and losses, the const of securities sold is based on specific identification.

The composition of marketable securities, classified as current assets, is as follows at December 31, 2008 and December 31, 2007.

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities	$600,000	$168,000	$-	$-
Mutual Funds	1,249,431	1,331,571	-	-
Common Stock	421,497	458,422	-	-
Total marketable securities	$1,730,928	$1,957,393	$-	$-

Investment income for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Gross realized gains from sale of trading securities	$281,551	$-
Gross realized losses from the sale of trading securities	(31,860)	-
Dividend and interest income	64,446
Net unrealized holding gains	119,006	-
Net investment income	$433,203	$-

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses which management considers to be other-than-temporary impairments at December 31, 2008 or 2007.

Proceeds from the sale of investments in trading securities during 2008 and 2007 were $1,670,927 and $0, respectively. As of December 31, 2008 and 2007, the Company had no significant concentration of credit risk related to investments.

Note 5 – Derivative Liability

At December 31, 2007, the Company had an outstanding liability to its IR firm of 100,000 shares of its common stock, which was valued at $100,000. Per the terms of the agreement, the Company must register these shares with the SEC and AMEX, and accordingly, until successfully done, the Company carried the $100,000 liability on its balance sheets as a derivative liability. In the fourth quarter 2008, the Company and the IR firm mutually canceled the contract, and the Company was no longer obligated to deliver the 100,000 shares of its common stock. As a result, the Company wrote off the $100,000 derivative liability to professional fees its accompanying statement of operations and comprehensive loss during the year ended December 31, 2008.

Note 6 – Joint Venture

The Company entered into a joint venture agreement with Verdund Legal in 2007.  Verdund Legal has a strong European presence focused on emerging companies seeking capital and exposure to American markets. Verdund Legal and the Company planed on leveraging each other’s data base to create business from engaging each other’s clients with advisory, consulting and the Company’s related businesses.  The total capitalized cost of the agreement is $278,560 which consisted of $100,000 in cash, 100,000 shares of stock at $1.03 per share and 100,000 options exercisable at $1.00.  The profits and losses of the joint venture were to be shared among the joint ventures in equal amounts. In the fourth quarter 2008, the Company and Verdund Legal terminated the joint venture agreement. Accordingly, the Company recognized an impairment of the joint venture asset in the full amount of $278,560 and has recognized a loss on impairment in its accompanying statements of operations and comprehensive loss for the year ended December 31, 2008. The options were not terminated and remain outstanding at December 31, 2008.

Note 7 – Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Computers and equipment	31,859	11,296
Furniture and fixtures	29,366	26,766
Leasehold improvements	82,257	29,978
Website	55,140	23,102
Accumulated depreciation	(85,075)	(43,059)
Fixed assets, net	$113,547	$57,173

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

Depreciation expense for the year ended December 31, 2008 and 2007 amounted to $40,859 and $30,542, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities at December 31, 2008 and 2007 were comprised of the following:

	2008	2007
Accounts payable	$216,252	$276,057
Accrued interest	6,000	26,633
Other accrued expenses	18,505	-
Total	$240,757	$302,690

Note  9 - Operating Lease and Other Commitments

The Company leases a 1,750 square foot office facility at $32,400 per year from Joseph C. Visconti CEO and President. There is no long-term lease arrangement and the company pays on a month-to-month basis. The company is currently looking for a larger space.

Note 10 - Debt

The Company’s debt at December 31, 2008 and 2007 is detailed as follows:

	2008	2007
Convertible Notes Payable:
Note payable to an individual 6% interest accrued, Issued 9/04, convertible Matured 12/07	$-	$25,000
Note payable to an individual 6% interest accrued, Issued 10/04, convertible Matured 12/07 (in default)	25,000	25,000
Total Convertible Notes Payable:	$25,000	$50,000

Convertible Shareholder Notes Payable:
Notes payable (2) to an individual 10% to 12.5% interest accrued, Issued 9/03 and 4/04, Matured 5/04 & 12/07	$-	$45,000
Note payable to an individual 10% interest accrued, Issued 8/04, Matured 12/07	-	25,000
Total Convertible Shareholder Notes Payable:	$-	$70,000

Shareholder Note Payable:
Note payable to an individual 10% interest accrued, Issued 12/03, Matures 5/09	9,500	9,500
Total Shareholder Note Payable:	9,500	9,500

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

In addition to the information stated above, other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004; 3) a debt penalty to include the issuance of additional shares upon conversion totaling 15% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before December 31, 2004 and 4) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share.

The Company has adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” During 2004 and 2005 we incurred debt with a conversion feature that provides for a rate of conversion, but with no trading market value there was no beneficial conversion feature to record.

On October 1, 2008, the Company converted a note payable into shares of its common stock according to the following table:

	Shares	Amount Settled
Shares issued in repayment of $25,000 face value of note	62,501	$25,000
Shares issued in payment of note penalties	21,880	13,128
Shares issued in payment of accrued interest	10,000	6,000
Shares issued as settlement of note	33,747	9,104
	128,128	$53,232

In addition to the shares issued in repayment and settlement of the above convertible note, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock. See Note 12.

The Company repaid $70,000 and $425,642 of its shareholder notes payable in cash during the years ended December 31, 2008 and 2007, respectively.

Note 11 – Equity

On March 31, 2008, the Company issued 290,000 shares of its common stock at approximately $0.31 per share to four consultants for strategic, financial and business consulting services performed in 2008.

On September 30, 2008, the Company canceled 25,000 shares of its common stock at $1.15 per share issued in 2007 for software development services related to its intangible asset.

On October 1, 2008, the Company issued 128,128 shares of common stock at approximately $0.42 per share and 50,000 warrants (see Note 12) in repayment of a convertible note payable with a face amount of $25,000.

On February 27, 2007, the Company issued 25,001 shares of common stock for the exercise of certain warrants at $2.00 per share.

On March 5, 2007, the Company issued 16,667 shares of common stock for the exercise of a certain warrants at $2.00 per share.

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

On August 13, 2007 the Company issued 1,617,230 shares of common stock as an initial public offering at 3.50 per share.

On December 15, 2007 the Company issued 100,000 shares of common stock at $1.03 per share to enter into a joint venture agreement (see Note 6).

On November 15, 2007 the Company issued 25,000 shares of common stock at $1.15 per share to purchase “Meet the CEO.”

Note 12 — Warrants and Deferred Financing costs

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable and for consulting services.

A summary of warrant activity for the years ended December 31, 2008 and 2007 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000)
Outstanding, January 1, 2007	2,659,012	$1.88	1.77	$-
Granted	148,812	1.74	-	-
Exercised	(41,668)	2.00	-	-
Expired	(389,471)	-	-	-
Outstanding, December 31, 2007	2,376,694	2.00	0.37	-

Exercisable, December 31, 2007	2,376,694	2.00	0.37	-

Outstanding, January 1, 2008	2,376,494	2.00	0.37	-
Granted	200,000	0.55	-	-
Exercised	-	-	-	-
Expired	(1,390,779)	1.89	-	-
Outstanding, December 31, 2008	1,185,715	1.61	2.59	-

Exercisable, December 31, 2008	1,185,715	$1.61	2.59	$-

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested warrants as of December 31, 2008 and changes during the period then ended, is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.35	100,000	2.88	$0.35	100,000	$0.35
0.50	50,000	2.27	0.50	50,000	0.50
1.00	50,000	4.09	1.00	50,000	1.00
1.40	57,143	2.09	1.40	57,143	1.40
1.70	464,286	2.52	1.70	464,286	1.70
2.00	464,286	2.52	2.00	464,286	2.00
	1,185,715			1,185,715

The following table summarizes information about warrants outstanding and exercisable at December 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	-	$-
Granted	200,000	0.55
Vested	(200,000)	0.55
Forfeited	-	-
Unvested at December 31, 2008	-	$-

On February 2, 2008, the Company granted 50,000 warrants to purchase common stock at $1.00 in connection with consulting services.  The warrants were valued at $18,270 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 200%; (3) risk-free interest rate of 2.12%, and expected life of 5 years. The amount was recorded to professional fees in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2008.

On October 9, 2008, the Company granted 50,000 warrants to purchase common stock at $1.00 in connection with a settlement of a note payable.  The warrants were valued at $9,818 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 168%; (3) risk-free interest rate of 2.12%, and expected life of 2.5 years. The amount was recorded to selling, general and administrative expenses in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2008.

On November 17, 2008, the Company granted 100,000 warrants to purchase common stock at $0.35 per share in connection with consulting services.  The warrants were valued at $11,684 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 165%; (3) risk-free interest rate of 2.12%, and expected life of 3 years. The amount was recorded to professional fees in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2008.

On February 27, 2007, the Company issued 25,001 shares of common stock for the exercise of certain warrants at $2.00 per share.

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

On March 5, 2007, the Company issued 16,667 shares of common stock for the exercise of a certain warrant at $2.00 per share.

On October 24, 2007, the Company issued 100,000 Options exercisable at $1.00 to expire in 36 months from date of issuance to complete a Joint Venture agreement. See Note 6.

The following table summarizes the changes in Options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in connection with a joint venture agreement. See note 6.

		Options Outstanding			Options Exercisable
Year	Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
2007	1.00	100,000	3.00	$1.00	100,000	$1.00
2008	1.00	100,000	2.00	$1.00	100,000	$1.00

Note 13 – Termination of Agreement with StarLight Investments, LLC

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

Note 14 - Related Party Transactions

The company leases office space from Mr. Visconti, the Company’s CEO and President. See Note 9.

Various shareholders have made loans to the company. At December 31, 2008 and 2007, one shareholder note was outstanding for $9,500. At December 31, 2007, two convertible shareholder notes were outstanding for a total of $70,000. The convertible shareholder notes are convertible at a rate of $0.60 per share, for a total of $70,000 in outstanding notes, convertible into 116,667 shares of common stock. See Note 10.

Note 15 - Income Taxes

Net operating losses for tax purposes of approximately $4,558,000 at December 31, 2008 are available for carryover. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

ValueRich, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Federal income tax (benefit) rate	-34.0%	-34.0%
State tax (benefit), net of federal benefit	-3.06%	-3.6%
Share-based payments for services	0.4%	1.5%
Unrealized gain on trading securities	-4.4%	0.0%
Increase in valuation allowance	41.6%	36.0%
Effective income tax rate	0.0%	0.0%

The components of income tax expense are as follows:

	2008	2007
Current federal income tax	-	-
Current state income tax	-	-
Deferred taxes	382,201	657,745
Valuation allowance	(382,201)	(657,745)
	-	-

Significiant components of deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Federal net operating loss	$1,513,945	$1,152,533
State net operating loss	259,156	197,290
Share-based payments for services	32,102	28,411
Valuation allowance	(1,760,434)	(1,378,234)
Total deferred tax assets	44,769	-

Deferred tax liabilities:
Unrealized gain on trading securities	(44,769)	-
Total deferred tax liabilities	(44,769)	-

Net deferred tax asset (liability)	$-	$-

During the year ended December 31, 2008, the Company did not utilize its federal net operating loss carry-forwards.

The Company adopted FIN No. 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2008, that would, if recognized, affect the effective tax rate.

Note 16 – Subsequent Events

In August 2008, the Company implemented a stock repurchase program for up to $400,000 shares of common stock on the open market, due to its common stock becoming somewhat illiquid from a very light volume. As of March 31, 2009, the $400,000 buy back program has resulted in approximately $30,000 of stock being repurchased in the open market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Certifying Officers' evaluation of our internal control over financial reporting concluded that they were effective and that there have been no occurrences during the period covered by this annual report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Certifying Officers' evaluation of our internal control over financial reporting concluded that they were effective and that there have been no occurrences during the period covered by this annual report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during that the year ended December 31, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals serve as the directors and executive officers of our Company as of March 23, 2009. All directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joseph Visconti	President, Chief Executive Officer and Chief Financial Officer	44	July 26, 2006
David Lemoie	Director	48	March 19, 2008
Philip Verges	Director		November 17, 2008

The background of our directors and executive officers is as follows:

Joseph Visconti. Mr. Visconti has been our President, CEO and Chairman since inception in 2003. He has extensive experience in development and management of both public and private companies. For the past 16 years Mr. Visconti has worked with senior management of public and private companies to assist in their structure, finance and related banking issues. Mr. Visconti has overseen the financing of 26 public and private companies that raised more than $250,000,000 through IPO’s, secondary offerings and private placements. From 2001 to 2003 Mr. Visconti worked as a consultant with various investment banks and public and private companies.

David Lemoie.  Mr. Lemoie has served as a member of the board of directors of ValueRich, Inc since March 2007.  For the past 17 years, Mr. Lemoie has practiced law concentrating his practice in the areas of complex commercial, corporate, and bankruptcy litigation, and use, and corporate transactions. Mr. Lemoie is admitted to practice and is a member of the bar in Florida, Rhode Island and Massachusetts. He is also a member of the Federal Bar in the United States District Courts for the Southern and Middle District of Florida, the District of Rhode Island, and the District of Massachusetts, and United States Bankruptcy Courts for the Southern and Middle Districts of Florida. He earned his Juris Doctor degree from Santa Clara University School of Law in 1991, where he was a member of the law school’s moot court team and the trial team. He is a 1986 graduate of the University of Rhode Island, with a Bachelor of Science degree in Civil and Environmental Engineering

Philip Verges.  As Chief Executive Officer and Chairman of NewMarket, Mr. Verges founded VergeTech International (VTI) in 1997, a firm that specialized in leading edge technology services. After merging VTI with IPVoice Communications in 2002, Mr. Verges developed and implemented the Company’s new business strategy of launching market-entry technology advancements into early and mainstream technology products and services through established Systems Integration relationships. Mr. Verges' early career after the Army was spent with Electronic Data Systems (EDS) in the Computer Sciences Research and Development Department of General Motors. Mr. Verges' first business start-up experience was with EDS in a new division concentrating on call center technology in financial institutions. He later added to this experience with the task of opening an entirely new geographic region for a $30 million technology services business. Finally, with the launch of his own company in 1997, Mr. Verges accomplished professional independence. He grew his firm from $300,000 in first year sales to over $11 million in year four; growth funded primarily from operational income. After merging VTI into the now NewMarket Technology, Inc., Mr. Verges continued to grow the new company to over $50 million in annual sales.  Today, NewMarket employs over 400 people in six countries around the globe. The following information is included in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2008 (the “Proxy Statement”) and is incorporated herein by reference:

Information regarding directors of the Company is set forth under “Election of Directors.”

Information regarding the Company’s Audit Committee and designated “audit committee financial expert” is set forth under “Election of Directors—Meetings and Committees of the Board.”

Information on the Company’s code of business conduct and ethics for directors, officers and employees, is set forth under “Election of Directors—Code of Business Conduct and Ethics.”

Information under Section 16A beneficial ownership reporting compliance is set forth under “Stock Ownership” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

The following table sets forth information in respect of the compensation of the Principal Executive Officer, and our three most highly compensated executive officers who were serving as executive officers as of December 31, 2008.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Joseph Visconti, Chairman, President and Chief Executive Officer	2008 2007	187,940 196,763	42,000 200,000	— —	229,940 396,763

No stock options were issued to or exercised by our senior executive officers during the last fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table states certain information with respect to our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	3,000,000
Total	-	$-	3,000,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2008  the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

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

Name and Address(1)	Amount and Nature Of Beneficial Ownership	Percentage of Class
Joseph Visconti	3,666,425	42.29%
Vision Capital Advisors LLC	464,286	5.35%
Spencer Trading	300,000	3.46%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of our  directors nor any of our executive officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction, or series of transactions, that we have entered into since our incorporation or any proposed transaction or series of transactions worth over $120,000 per year.  However, we do lease office space from our Chief Executive Officer at $34,200 per year.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2008, the aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $36,000.

For the year ended December 31, 2007, the aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K and our Forms 10-Q were $24,000.

Audit Related Fees

For the year ended December 31, 2008, the aggregate fees billed for assurance and related services by Chisholm, Bierwolf & Nilson, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the year ended December 31, 2007, the aggregate fees billed for assurance and related services by Chisholm, Bierwolf & Nilson, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $10,000.

Tax Fees

For the year ended December 31, 2008 and 2007, Chisholm, Bierwolf & Nilson, LLC did not perform other non-audit professional services, other than those services listed above.

We do not use Chisholm, Bierwolf & Nilson, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chisholm, Bierwolf & Nilson, LLC to provide compliance outsourcing services.

Pre-Approval Policies and Procedures

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chisholm, Bierwolf & Nilson, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

approved by our entire board of directors; or

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Chisholm, Bierwolf & Nilson, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Chisholm, Bierwolf & Nilson, LLC’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

 (a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002