Form 10-Q
period 2009-03-31
VALUERICH INC
filed 2009-05-19
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

1-561-370-3617
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 As of May 15, 2009, the Company had 8,669,571 outstanding shares of common stock, par value $0.01.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALUERICH, Inc.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,757,757	$920,908
Trade accounts receivable	1,713	1,713
Prepaid consulting	1,555	23,333
Investments in marketable securities	502,770	1,957,993
Other current assets	10,371	-

TOTAL CURRENT ASSETS	2,274,166	2,903,947

PROPERTY AND EQUIPMENT, net of accumulated depreciation	429,762	113,547

TOTAL ASSETS	$2,703,928	$3,017,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,578	$240,757
Deferred revenue	37,500	45,000
Convertible notes payable - current portion	25,000	25,000
Shareholder notes payable	9,500	9,500

TOTAL CURRENT LIABILITIES	316,578	320,257

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,669,670 shares issued and outstanding as
of March 31, 2009 and December 31, 2008, respectively	86,696	86,696
Additional paid-in capital	7,194,184	7,175,789
Accumulated other comprehensive income	48,000	108,000
Accumulated deficit	(4,941,530)	(4,673,248)

TOTAL STOCKHOLDERS' EQUITY	2,387,350	2,697,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,703,928	$3,017,494

The accompanying notes are an integral part of these consolidated financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

REVENUE	$37,485	$-

COST OF REVENUE	-	6,230

GROSS PROFIT	37,485	(6,230)

OPERATING EXPENSES
Salaries and wages	106,996
Selling, general and administrative expenses	48,680	205,018
Professional fees	95,486	239,029
Financing costs	-	-
Depreciation and amortization expense	11,965	5,039

TOTAL OPERATING EXPENSES	263,127	449,086

LOSS FROM OPERATIONS	(225,642)	(455,316)

OTHER INCOME (EXPENSES):
Dividend and interest income, net	20,357	32,097
Unrealized loss on marketable securities	(138,779)
Realized gain on marketable securities	65,236
Other income (expense)	10,546	1,450

TOTAL OTHER INCOME (EXPENSES)	(42,640)	33,547

LOSS BEFORE PROVISION FOR INCOME TAXES	(268,282)	(421,769)

INCOME TAX BENEFIT	-	-

NET LOSS	$(268,282)	$(421,769)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,669,670	8,406,875

The accompanying notes are an integral part of these consolidated financial statements

VALUERICH, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, January 1, 2007	6,492,644	$64,926	$2,039,559	$-	$(1,914,666)	$189,819

Exercise of warrants at $2 per share	41,668	417	83,336		-	83,753
Deferred financing cost	-	-	12,572		-	12,572
Shares issued for Initial Public Offering at $3.50 per share	1,617,230	16,172	5,644,134		-	5,660,306
Joint venture agreement issuance of stock	100,000	1,000	102,000		-	103,000
Value of options issued for joint venture agreement	-	-	75,560		-	75,560
Shares issued for web development	25,000	250	28,500		-	28,750
Fund raising costs	-	-	(958,695)		-	(958,695)
Net loss for the year ended December 31, 2007	-	-	-		(1,747,987)	(1,747,987)

Balance, December 31, 2007	8,276,542	82,765	7,026,966	-	(3,662,653)	3,447,078

Shares of common stock issued for consulting services	290,000	2,900	85,600			88,500
Shares of common stock canceled	(25,000)	(250)	(28,500)			(28,750)
Value of warrants granted for consulting services			29,954			29,954
Shares of common stock issued in repayment of note payable	128,128	1,281	61,769			63,050
Unrealized gain on marketable securities				108,000		108,000
Net loss for period					(1,010,595)	(1,010,595)

Balance, December 31, 2008	8,669,670	$86,696	$7,175,789	$108,000	$(4,673,248)	$2,697,237

Value of warrants granted for consulting services			18,395			18,395
Unrealized gain on marketable securities				(60,000)		(60,000)
Net loss for period					(268,282)	(268,282)

	8,669,670	$86,696	$7,194,184	$48,000	$(4,941,530)	$2,387,350

The accompanying notes are an integral part of these consolidated financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(268,282)	$(421,769)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,965	5,039
Unrealized loss on marketable securities	138,779	-
Realized gain on marketable securities	(65,236)	-
Value of warrants granted for consulting services	18,395	-
Common stock issued for consulting services	-	57,833
Changes in operating assets and liabilities:
Prepaid expenses	21,778	73,600
Other current assets	(10,371)	-
Accounts payable and accrued expenses	3,822	(23,393)
Deferred revenue	(7,500)	-

Net cash used in operating activities	(156,650)	(308,690)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(328,181)	(40,667)
Purchases of marketable securities	(929,423)	-
Proceeds from sale of marketable securities	2,251,103	-

Net cash used in investing activities	993,499	(40,667)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(25,000)
Offering costs	-	(150)

Net cash provided by (used in) financing activities	-	(25,150)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	836,849	(374,507)

CASH AND CASH EQUIVALENTS, Beginning of period	920,908	3,568,535

CASH AND CASH EQUIVALENTS, End of period	$1,757,757	$3,194,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$3,538
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Non-cash stock issuance	$-	$57,833

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $164,579 and $782,283, respectively. The Company has not experienced any losses in such accounts.

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

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The Company’s investments in marketable securities are carried at fair value totaling $502,770 and $1,957,993 at March 31, 2009 and December 31, 2008, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.

	Fair Value As of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$502,770	$502,770	-	-

For the three months ended March 31, 2009 and 2008, the Company recognized unrealized losses on its trading securities in its statements of operations and comprehensive loss in the amounts of $138,779 and $0, respectively. For the three months ended March 31, 2009 and 2008, the Company recognized unrealized losses on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $60,000 and $0, respectively, for the changes in the valuation of the aforementioned assets.

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

Revenue Recognition

Revenue is recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our financial position and results of operations was not significant.

In 2008, the Company has focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com (expected to launch in the second quarter of 2009).  The new ValueRich products have mostly been in the design, development and implementation stages throughout the 2008 calendar year. Accordingly, the Company has not earned any revenue from its old line of financial media products during the three months ended March 31, 2008. During 2008, the Company entered into two consulting agreements to assist foreign-based companies manage their financial statement reporting, regulatory and compliance issues in the United States. The Company does not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (the Company has performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured. See Note 3.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At March 31, 2009 and December 31, 2008, the Company had no accrued interest or penalties.

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

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended March 31, 2009:
Basic and diluted EPS
Loss to common stockholders	$(268,282)	8,669,670	$(0.03)
For the Three Months Ended March 31, 2008:
Basic and diluted EPS
Loss to common stockholders	$(421,769)	8,406,875	$(0.05)

As of March 31, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	March 31 , 2009	March 31, 2008
Options	100,000	100,000
Warrants	1,235,715	1,836,494
Convertible notes	67,000	134,000
Total	1,402,715	2,070,494

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. No options or warrants were exercised during the year ended December 31, 2008.  During the year ended December 31, 2008, 1,390,779 warrants expired. As of March 31, 2009 and December 31, 2008, there were 1,235,715 warrants and 100,000 options and 1,185,715 warrants and 100,000 options outstanding, respectively.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Reclassification

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

The Company has valued the options received under the consulting agreement using the Black-Scholes option pricing model. The option exercise price is $0.70 per share. The fair value of the options was $25,800 and the following assumptions:  term of 2.5 years, a risk free interest rate of 2.1%, a dividend yield of 0% and volatility of 128%. Management has performed an analysis and determined the options are impaired at March 31, 2009, and therefore the Company has recorded a 100% allowance against the value of the options.

For the three months ended March 31, 2009, the Company has recognized $30,000, less wire fees, in consulting revenues relating to the cash component of its consulting compensation.

Note 4 – Marketable Securities

The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities at March 31, 2009 and December 31, 2008. Net unrealized gains and losses on trading securities are included in net earnings. Available-for sale securities consist of the 400,000 shares received in July 2008 for consulting services performed for Bodisen Biotech (see Note 3). These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. The investment in these shares has been valued at $108,000 at March 31, 2009, and accordingly a $48,000 unrealized gain has been recognized in accumulated other comprehensive income at March 31, 2009 in the accompanying balance sheets. Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred. For purpose of determining realized gains and losses, the const of securities sold is based on specific identification.

The composition of marketable securities, classified as current assets, is as follows at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008

	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities	$60,000	$108,000	$60,000	$168,000

Mutual Funds	387,016	361,550	1,249,431	1,331,571
Common Stock	31,407	33,220	421,497	458,422
Total marketable securities	$478,423	$502,770	$1,730,928	$1,957,993

Investment income for the three months ended March 31, 2009 and 2008 consists of the following:

	2009	2008
Gross realized gains from sale of trading securities	$171,187	$-
Gross realized losses from sale of trading securities	(105,951)	-
Dividend and interest income	20,357	-
Net unrealized holding loss	(138,779)	-
Net investment income	$(53,186)	$-

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses which management considers to be other-than-temporary impairments at March 31, 2009 and December 31, 2008.

Proceeds from the sale of investments in trading securities during the three months ended March 31, 2009 and 2008 were $2,254,348 and $0, respectively. As of March 31, 2009 and December 31, 2008, the Company had no significant concentration of credit risk related to investments.

Note 6 – Property and Equipment

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Building	$225,682	$-
Computers and equipment	113,691	31,859
Furniture and fixtures	33,427	29,366
Leasehold improvements	82,257	82,257
Website	71,745	55,140
	526,802	198,622
Accumulated depreciation	(97,040)	(85,075)
Fixed assets, net	$429,762	$113,547

Depreciation expense amounted to $11,965 and $5,039 for the three months ended March 31, 2009, and 2008, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities comprises of the following:

	March 31,	December 31,
	2009	2008
Acounts payable	$202,968	$216,252
Accrued interest	6,000	6,000
Other accrued expenses	35,610	18,505
Total	$244,578	$240,757

Note 8 – Operating Lease and Other Commitments

The Company leases a 1,750 square foot office facility at $3,190 per month ($38,280 per year) from Joseph C. Visconti CEO and President. There is no long-term lease arrangement and the company pays on a month-to-month basis.

Note 9 – Debt

The Company’s debt at March 31, 2009 and December 31, 2008 is detailed as follows:

	March 31,	December 31,
	2009	2008

Shareholders Notes Payable:
Notes payable to an individual 10% interest accrued, Issued 12/03, Matures 5/09	9,500	9,500

Convertible Notes Payable:
Note payable to an individual 6% interest accrued, Issued 10/04, convertible Matured 12/07 (in default)	25,000	25,000

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

The Company repaid $0 and $25,000 of its shareholder notes payable in cash during the three months ended March 31, 2009 and 2008, respectively.

Note 10 – Equity

The Company did not issue shares of its common stock during the three months ended March 31, 2009.

The following is a summary of shares of the Company’s common stock issued during 2008:

•
On March 31, 2008, the Company issued 290,000 shares of its common stock at approximately $0.31 per share to four consultants for strategic, financial and business consulting services performed in 2008.

•	On September 30, 2008, the Company canceled 25,000 shares of its common stock at $1.15 per share issued in 2007 for software development services related to its intangible asset.

•
On October 1, 2008, the Company issued 128,128 shares of common stock at approximately $0.42 per share and 50,000 warrants (see Note 11) in repayment of a convertible note payable with a face amount of $25,000.

Note 11 – Warrants and Deferred Financing Costs

On March 19, 2009, the Company granted 50,000 warrants to purchase common stock at $0.25 per share in connection with consulting services.  The warrants were valued at $18,395 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 184%; (3) risk-free interest rate of 0.87%, and expected life of 2 years. The amount was recorded to professional fees in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable and for consulting services.

A summary of warrant activity for the three months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, January 1, 2008	2,376,494	$2.00	0.37	$-
Granted	200,000	0.55
Exercised	-	-
Expired	(1,390,779)	1.89
Outstanding, December 31, 2008	1,185,715	1.61	2.59	-

Exercisable, December 31, 2008	1,185,715	1.61	2.59	-

Outstanding, January 1, 2009	1,185,715	1.61	2.59	-
Granted	50,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2009	1,235,715	1.55	2.32	16

Exercisable, March 31, 2009	1,235,715	$1.55	2.32	$16

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

Note 11 – Related Party Transactions

The Company leases a 1,750 square foot office facility at $3,190 per month ($38,280 per year) from Joseph C. Visconti CEO and President. See Note 8.

Various shareholders have made loans to the company. At March 31, 2009 and December 31, 2008, one shareholder note was outstanding for $9,500. See Note 9.

Note 13 – Subsequent Events

None.

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the three months ended March 31, 2009, we incurred a net loss of $268,282.

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

Results of Operations

Our results of operations for the three months ended March 31, 2009 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space.  Since we were unable until the mid-second quarter 2008 to find a suitable partner to co-brand or partner our expos, we did not have any expo events during the first three quarters of 2008 as we had planned, and therefore we did not derive any revenue from expos during such quarters.

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

By the first quarter of 2009, we had launched the second generation of the ValueRich platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public and raise capital via a web-based Direct Offering (“DO”) format.  Companies that want to raise capital could file their own registration statement through the DO process and pay us for the use of our technology platform and access to their our of financial related professionals to assist in funding the issuing company’s deal.  For the first time, users of the ValueRich technology platform who have verified their qualified investor’s status will be able to discover and participate in Direct Offerings featured on the ValueRich platform.  While we are not a registered broker-dealer or investment advisor, soon we will be able to provide companies with technology and marketing tools they need to communicate directly with qualified investors.

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

For the three month period ended March 31, 2009 vs. the three month period ended March 31, 2008

During the quarter ended March 31, 2009, we generated $37,485 in revenue that arose primarily from consulting services we provided.  During the same period of 2008 we had revenues of $0. Our total cost of sales for the three months ended March 31, 2009 was $0 as compared to $6,230 for the three months ended March 31, 2008.  Total operating expenses decreased significantly from $449,086 for the three months ended March 31, 2008 to $263,127 for the three months ended March 31, 2009.  The decrease in total operating expenses was primarily attributable to a decrease in salaries as a result in downsizing due to a change in our focus. Net loss for the quarter ended March 31, 2009 as compared to the period ended March 31, 2008 decreased from $421,769 to $268,282 primarily as a result of the decrease in staffing costs as well as consulting revenue earned in the three months ended March 31, 2009.

Liquidity and Capital Resources

For the three months ended March 31, 2009 we had an increase in total cash resources of $836,849. The increase in cash was primarily due to the sales of marketable securities and a corresponding gain on sale of $65,236.

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

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The Company’s investments in marketable securities are carried at fair value totaling $502,770 and $1,957,993 at March 31, 2009 and December 31, 2008, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.

	Fair Value As of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$502,770	$502,770	-	-

For the three months ended March 31, 2009 and 2008, the Company recognized unrealized losses on its trading securities in its statements of operations and comprehensive loss in the amounts of $138,779 and $0, respectively. For the three months ended March 31, 2009 and 2008, the Company recognized unrealized losses on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $60,000 and $0, respectively, for the changes in the valuation of the aforementioned assets.

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

Revenue Recognition

Revenue is recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our financial position and results of operations was not significant.

In 2008, the Company has focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com (expected to launch in the second quarter of 2009).  The new ValueRich products have mostly been in the design, development and implementation stages throughout the 2008 calendar year. Accordingly, the Company has not earned any revenue from its old line of financial media products during the three months ended March 31, 2008. During 2008, the Company entered into two consulting agreements to assist foreign-based companies manage their financial statement reporting, regulatory and compliance issues in the United States. The Company does not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (the Company has performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured.

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

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended March 31, 2009:
Basic and diluted EPS
Loss to common stockholders	$(268,282)	8,669,670	$(0.03)
For the Three Months Ended March 31, 2008:
Basic and diluted EPS
Loss to common stockholders	$(421,769)	8,406,875	$(0.05)

As of March 31, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	March 31 , 2009	March 31, 2008
Options	100,000	100,000
Warrants	1,235,715	1,836,494
Convertible notes	67,000	134,000
Total	1,402,715	2,070,494

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. No options or warrants were exercised during the year ended December 31, 2008.  During the year ended December 31, 2008, 1,390,779 warrants expired. As of March 31, 2009 and December 31, 2008, there were 1,235,715 warrants and 100,000 options and 1,185,715 warrants and 100,000 options outstanding, respectively.

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

Item 3- Quantitive and Qualitative Disclosures About Market Risk

N/A

Item 4 – Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUERICH INC.

Date: May 18, 2009	By:	/s/ Joseph C. Visconti
Joseph C. Visconti, Director and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)