Form 10-K/A
VALUERICH INC
filed 2009-07-31
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One )
AMENDMENT NO. 1

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

VALUERICH, INC.

EXPLANATORY NOTE

Valuerich, Inc. (the “Company”) is filing this amendment (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009, to revise the disclosures contained in Item 9A of the Original Filing, as well as to identify all of the titles of the person providing the certifications made Exhibits 31.1 and 32.2.  Except to the extent required to reflect the above-referenced revisions, this Form 10-K/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

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

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We are currently evaluating the impact that adopting EITF 08-4 will have on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective due to (a) the fact that our internal controls over financial reporting were ineffective at December 31, 2008 for the reasons noted below and (b) information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, including Annual Reports on Form 10-K, is accumulated and communicated to the Company’s management, including its principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, was not effectively accumulated and communicated to the Company’s management in a timely manner.  Such information included the requirement that the Company disclose in its Annual Reports on Form 10-K both management’s annual report over financial reporting and the conclusions of the Company’s principal executive and financial officer regarding the effectiveness of the Company’s disclosure controls and procedures.

In its Annual Report on Form 10-K for the year ended December 31, 2008 (which this Amendment No. 1 to Annual Report on Form 10-K/A amends), the Company failed to disclose the conclusions of the

Company’s principal executive and financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  In addition, (a) the original 2008 Form 10-K stated that the Company believed the pending adoption of EITF 07-05 would have a material impact on the Company’s financial statement when, in fact, the Company believes the adoption of EITF 07-05 will not have such a material impact, (b) the original 2008 Form 10-K failed to (i) disclose the cost basis of the available-for-sale securities disclosed in Note 4 to the audited financial statements included in the Form 10-K, (ii) clarify that unrealized gains on available-for-sale securities are recognized in the Company’s statements of shareholders’ equity, (iii) provide additional information regarding the specific transactions  that resulted in realized gains and losses on market securities and (iv) provide additional information regarding the specific nature of the Company’s investment securities and their market performance during the periods presented.  The Company intends to make such disclosures in all future filings, as appropriate.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of December 31, 2008 was ineffective, due to the identified material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2008:

The material weaknesses relate to the following:

1.	Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and our resources are limited given the size of our company; and
2.	Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

Any changes that materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting will be reported in the Company’s quarterly report for the period in which such change occurs (or annual report, if the change occurs in the fourth quarter).

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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