Form 10-Q
period 2009-06-30
VALUERICH INC
filed 2009-08-13
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-52404

VALUERICH, INC.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2102385 (I.R.S. Employer Identification No.)

1804 N. Dixie Highway, SUite A

         West Palm Beach, Florida                                                                             33407
(Address of principal executive offices)                                                                (Zip Code)

1-561-370-3617
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 12, 2009, the Company had outstanding 8,669,670 shares of common stock, par value $0.01.

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements

VALUERICH, Inc.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,463,735	$920,908
Trade accounts receivable	-	1,713
Prepaid consulting	-	23,333
Investments in marketable securities	550,138	1,957,993
Other current assets	10,976	-

TOTAL CURRENT ASSETS	2,024,849	2,903,947

PROPERTY AND EQUIPMENT, net of accumulated depreciation	445,062	113,547

TOTAL ASSETS	$2,469,911	$3,017,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$238,060	$240,757
Deferred revenue	30,000	45,000
Convertible note payable	25,000	25,000
Shareholder note payable	-	9,500

TOTAL CURRENT LIABILITIES	293,060	320,257

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,669,670 shares issued and outstanding as
of June 30, 2009 and December 31, 2008, respectively	86,696	86,696
Additional paid-in capital	7,194,184	7,175,789
Accumulated other comprehensive income	16,000	108,000
Accumulated deficit	(5,120,029)	(4,673,248)

TOTAL STOCKHOLDERS' EQUITY	2,176,851	2,697,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,469,911	$3,017,494

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$30,777	$-	$68,262	$-

COST OF REVENUE	-	86	-	6,316

GROSS PROFIT	30,777	(86)	68,262	(6,316)

OPERATING EXPENSES
Salaries and wages	142,124	99,331	249,120	260,194
Selling, general and administrative expenses	79,504	82,746	128,184	126,901
Professional fees	71,638	74,402	167,124	313,431
Depreciation and amortization expense	12,856	5,284	24,821	10,323

TOTAL OPERATING EXPENSES	306,122	261,763	569,249	710,849

LOSS FROM OPERATIONS	(275,345)	(261,849)	(500,987)	(717,165)

OTHER INCOME (EXPENSES):
Dividend and interest income, net	19,516	39,394	39,873	71,491
Unrealized gain (loss) on marketable securities	67,586	-	(71,193)	-
Realized gain on marketable securities	7,914	-	73,150	-
Other income	1,830	22,176	12,376	23,626

TOTAL OTHER INCOME (EXPENSES)	96,846	61,570	54,206	95,117

LOSS BEFORE PROVISION FOR INCOME TAXES	(178,499)	(200,279)	(446,781)	(622,048)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(178,499)	$(200,279)	$(446,781)	$(622,048)

OTHER COMPREHENSIVE LOSS
Unrealized loss on available for sale securities	(32,000)	-	(92,000)	-

COMPREHENSIVE LOSS	(210,499)	(200,279)	(538,781)	(622,048)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.07)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,669,670	8,276,542	8,669,670	8,406,875

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2008	8,669,670	86,696	7,175,789	108,000	(4,673,248)	2,697,237

Value of warrants granted for consulting services			18,395			18,395
Unrealized loss on marketable securities				(92,000)		(92,000)
Net loss for period					(446,781)	(446,781)

Balance, June 30, 2009	8,669,670	$ 86,696	$ 7,194,184	$ 16,000	$ (5,120,029)	$ 2,176,851

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(446,781)	$(622,048)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	24,821	10,323
Unrealized loss on marketable securities	71,193	-
Realized gain on marketable securities	(73,150)	-
Value of warrants granted for consulting services	18,395	-
Common stock issued for consulting services	-	57,833
Changes in operating assets and liabilities:
Trade accounts receivable	1,713	-
Prepaid expenses	23,333	8,489
Other current assets	(10,976)	-
Accounts payable and accrued expenses	(2,697)	(52,252)
Deferred revenue	(15,000)	-

Net cash used in operating activities	(409,149)	(597,655)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(356,336)	(43,807)
Purchase of Intangible Assets	-	(28,500)
Purchases of marketable securities	(929,423)	-
Proceeds from sale of marketable securities	2,247,235	-

Net cash provided by (used in) investing activities	961,476	(72,307)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable	(9,500)	(70,000)
Offering costs	-	(150)

Net cash used in financing activities	(9,500)	(70,150)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	542,827	(740,112)

CASH AND CASH EQUIVALENTS, Beginning of period	920,908	3,568,535

CASH AND CASH EQUIVALENTS, End of period	$1,463,735	$2,828,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,500	$750
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Non-cash stock issuance	$-	$57,833

See attached unaudited notes to financial statements

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of FDIC limits totaling $1,463,735, and $782,283, respectively.  The Company has not experienced any losses in such accounts.

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

The fair value of all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

The Company provides for depreciation over the assets’ estimated lives as follows:

Computers, software and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease life or economic life

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

The Company’s investments in marketable securities are carried at fair value totaling $550,138 and $1,957,993 at June 30, 2009 and December 31, 2008, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.

	Fair Value As of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$550,138	$550,138	-	-

For the three months ended June 30, 2009 and 2008, the Company recognized net unrealized gains on its trading securities in its statements of operations in the amounts of $67,586 and $0, respectively.  For the six months ended June 30, 2009 and 2008, the Company recognized net unrealized losses on its trading securities in its statements of operations in the amounts of $71,193 and $0, respectively.  For the three months ended June 30, 2009 and 2008, the Company recognized unrealized losses on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $32,000 and $0, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized unrealized losses on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $92,000 and $0, respectively.

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

In 2009, the Company has focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com, which was launched during the quarter ended June 30, 2009.  The Company has not earned any revenue from its old line of financial media products during the six months ended June 30, 2009. During 2008, the Company entered into two consulting agreements to assist foreign-based companies manage their financial statement reporting, regulatory and compliance issues in the United States. The Company does not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (the Company has performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured. See Note 3.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At June 30, 2009 and December 31, 2008, the Company had no accrued interest or penalties.

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

	Three months ended			Six months ended
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

June 30, 2009:	$(178,499)	8,669,670	$(0.02)	$(446,781)	8,669,670	$(0.05)
Basic and diluted EPS
Loss to common stockholders
June 30, 2008:	$(200,279)	8,276,542	$(0.02)	$(622,048)	8,406,875	$(0.07)
Basic and diluted EPS
Loss to common stockholders

As of June 30, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	June 30 , 2009	June 30, 2008
Options	100,000	100,000
Warrants	1,235,715	591,429
Convertible notes	67,000	134,000
Total	1,402,715	825,429

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. No options or warrants were exercised during the six months ended June 30, 2009.  During the six months ended June 30, 2009, 0 warrants expired. During the six months ended June 30, 2009, no new options were granted.  During the six months ended June 30, 2009, a warrant to purchase 50,000 shares of the Company’s common stock was granted. As of June 30, 2009, there were 1,235,715 warrants and 100,000 options outstanding, respectively.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Reclassification

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  The Company has determined that EITF No. 07-5 did not have a material impact to its results of operations or financial condition as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company has determined that FAS 157-4 did not have a material impact to its results of operations or financial condition as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement was effective April 1, 2009. The Company has determined FAS 115-2 and FAS 124-2 did not have a material impact to its results of operations or financial condition as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the requirements of this statement during the quarter ended June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 12, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact FAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact FAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009 and, accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 – Consulting Agreement with Bodisen Biotech

Effective July 1, 2008 and continuing for a period of 2 years, the Company was engaged to perform strategic business consulting services to Bodisen Biotech. As compensation for the consulting services, Bodisen Biotech has agreed to:

(a)	Issue to the Company 400,000 shares of Bodisen Biotech common stock to the Company up front;
(b)	Issue to the Company options to purchase 400,000 shares of its common stock. The options will be exercisable at $0.70 per share and will have an exercise period of 5 years;
(c)	Pay the Company $10,000 per month for the 24-month consulting period, equaling a total of $120,000 per year.

The Company recorded $60,000 in marketable securities and corresponding revenue for the 400,000 shares received on September 18, 2008. The marketable securities have been classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. See Note 4.

The Company has valued the options received under the consulting agreement using the Black-Scholes option pricing model. The option exercise price is $0.70 per share. The fair value of the options was $25,800 and the following assumptions:  term of 2.5 years, a risk free interest rate of 2.1%, a dividend yield of 0% and volatility of 128%. Management has performed an analysis and determined the options are impaired at June 30, 2009, and therefore the Company has recorded a 100% allowance against the value of the options.

For the six months ended June 30, 2009, the Company has recognized $50,000, less wire fees, in consulting revenues relating to the cash component of its consulting compensation.

The consulting agreement was terminated by Bodisen Biotech on May 31, 2009, with no required further obligations by either party.

Note 4 – Marketable Securities

The Company invests its available operating funds primarily in high-yield mutual funds that hold common stock of U.S. companies with large market capitalizations.  The Company also invests in common stock of U.S. companies with large market capitalizations.  Management’s objective is to identify common stocks and mutual funds with holdings that are under-valued with potential for short-term (under one-year holding period) appreciation.  The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities at June 30, 2009 and December 31, 2008. Net unrealized gains and losses on trading securities are included in the statements of operations and other comprehensive loss. Available-for sale securities consist of the 400,000 shares received in July 2008 for consulting services performed for Bodisen Biotech (see Note 3). These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. The investment in these shares has been valued at $76,000 at June 30, 2009 and, accordingly a $16,000 unrealized gain has been recognized in accumulated other comprehensive income at June 30, 2009 in the accompanying balance sheets. Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of marketable securities, classified as current assets, is as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009
		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities	$60,000	$16,000	$-	$76,000

Mutual Funds	403,776	24,263	(330)	427,709
Common Stock	26,429	20,000	-	46,429
Total marketable securities	$490,205	$60,263	$(330)	$550,138

	December 31, 2008
		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities	$60,000	$108,000	$-	$168,000

Mutual Funds	1,249,431	97,927	(15,787)	1,331,571
Common Stock	421,497	41,303	(4,378)	458,422
Total marketable securities	$1,730,928	$247,230	$(20,165)	$1,957,993

Investment income for the three and six months ended June 30, 2009 and 2008 consists of the following:

	Three months ended		Six months ended
	2009	2008	2009	2008
Gross realized gains from sale of trading securities	$7,914	$-	$177,545	$-
Gross realized losses from sale of trading securities	-	-	(104,395)	-
Dividend and interest income	19,516	-	39,873	-
Net unrealized holding gain (loss)	67,586	-	(71,193)	-
Net investment income	$95,016	$-	$41,830	$-

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses that management considers to be other-than-temporary impairments at June 30, 2009 and December 31, 2008.

Proceeds from the sale of investments in trading securities during the three months ended June 30, 2009 and 2008 were $10,447 and $0, respectively.  Proceeds from the sale of investments in trading securities during the six months ended June 30, 2009 and 2008 were $2,247,235 and $0, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Building	$225,682	$-
Computers and equipment	140,848	31,859
Furniture and fixtures	33,427	29,366
Leasehold improvements	83,257	82,257
Website	71,745	55,140
	554,959	198,622
	(109,897)	(85,075)
Fixed assets, net	$445,062	$113,547

Depreciation expense amounted to $12,856 and $5,284 for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense amounted to $24,821 and $10,323 for the six months ended June 30, 2009 and 2008, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities comprises of the following:

	June 30,	December 31,
	2009	2008
Acounts payable	$193,986	$216,252
Accrued interest	6,750	6,000
Other accrued expenses	37,324	18,505
Total	$238,060	$240,757

Note 8 – Operating Lease and Other Commitments

In January 2009, the Company entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.

Note 9 – Debt

The Company’s debt at June 30, 2009 and December 31, 2008 is detailed as follows:

	June 30,	December 31,
	2009	2008
Shareholders Notes Payable:
Notes payable to an individual 10% interest accrued, Issued 12/03, Matures 5/09	-	9,500

Convertible Notes Payable:
Note payable to an individual 6% interest accrued, Issued 10/04, convertible Matured 12/07 (in default)	25,000	25,000

In addition to the information stated above, other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004; and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the convertible note payable is in default at June 30, 2009, the Company has classified the note as short-term in its accompanying balance sheets.

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

The Company repaid $9,500 and $25,000 of its shareholder notes payable in cash during the six months ended June 30, 2009 and 2008, respectively.

Note 10 – Equity

The Company did not issue shares of its common stock during the six months ended June 30, 2009.

Note 11 – Warrants

On March 19, 2009, the Company granted a warrant to purchase 50,000 shares of its common stock at $0.25 per share in connection with consulting services.  The warrant was valued at $18,395 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 184%; (3) risk-free interest rate of 0.87%, and expected life of 2 years. The amount was recorded to professional fees in the accompanying statements of operations and comprehensive loss for the six months ended June 30, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable and for consulting services.

A summary of warrant activity for the six months ended June 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, January 1, 2008	2,376,494	$2.00	0.37	$-
Granted	200,000	0.55
Exercised	-	-
Expired	(1,390,779)	1.89
Outstanding, December 31, 2008	1,185,715	1.61	2.59	-

Exercisable, December 31, 2008	1,185,715	1.61	2.59	-

Outstanding, January 1, 2009	1,185,715	1.61	2.59	-
Granted	50,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2009	1,235,715	1.55	2.07	21

Exercisable, June 30, 2009	1,235,715	$1.55	2.07	$21

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

Various shareholders have made loans to the company. At December 31, 2008, one shareholder note was outstanding for $9,500 which was repaid in full during the quarter ended June 30, 2009. See Note 9.

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

General

The following discussion and analysis should be read in conjunction with our condensed financial statements and related footnotes for the year ended December 31, 2008 included in our Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the six months ended June 30, 2009, we incurred a net loss and comprehensive loss of $446,781 and $538,781, respectively.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2009 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space.

Throughout 2008, we have focused on the transition of our old line financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com, which was launched during the quarter ended June 30, 2009.

By the first quarter of 2009, we had launched the second generation of the ValueRich platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public and raise capital via a web-based Direct Offering (“DO”) format.  Companies that want to raise capital could file their own registration statement through the DO process and pay us for the use of our technology platform and access to our financial related professionals to assist in funding the issuing company’s deal.  For the first time, users of the ValueRich technology platform who have verified their qualified investor’s status will be able to discover and participate in Direct Offerings featured on the ValueRich platform.  While we are not a registered broker-dealer or investment advisor, soon we will be able to provide companies with technology and marketing tools they need to communicate directly with qualified investors.

During the quarter ended June 30, 2009, we launched a business talk show called ValueRich TV, which is produced at a dedicated studio next door to our headquarters. Its purpose is to create a successful Wall Street based talk show that can be streamed over the internet for worldwide distribution. In January 2009, we purchased and closed on the building to be used as the studio.

In August 2008, we implemented a stock repurchase program for up to $400,000 shares of our common stock on the open market. However, our stock has become somewhat illiquid due to very light volume. To date, the $400,000 buy back program has resulted in only approximately $30,000 of stock being repurchased in the open market.

Comparison of the Three Months Ended June 30, 2009 and 2008

	Three months ended June 30,		Three months ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$30,777	100.0%	$-	0.0%

COST OF REVENUE	-	0.0%	86	0.3%

GROSS PROFIT	30,777	100.0%	(86)	-0.3%

OPERATING EXPENSES	306,122	994.6%	261,763	850.5%

OTHER INCOME (EXPENSE)	96,846	314.7%	61,570	200.1%

NET LOSS	$(178,499)	-580.0%	$(200,279)	-650.7%

Revenue and Cost of Revenue

During the three months ended June 30, 2009, we generated $30,777 in revenue that arose primarily from consulting services we provided.  During the same period of 2008 we had revenues of $0. During 2009, we launched ValueRich TV, which is produced at a dedicated studio next door to our headquarters. We have not yet earned revenue from ValueRichTV in 2009. We anticipate generating revenue from this line of business over the next twelve months as we continue to aggressively promote this product. Our total cost of revenue for the three months ended June 30, 2009 was $0 as compared to $86 for the three months ended June 30, 2008.

Operating Expenses

Total operating expenses increased by $44,359 from $261,763 for the three months ended June 30, 2008 to $306,122 for the six months ended June 30, 2009.  The increase in total operating expenses was primarily attributable to an increase in general and administrative expenses due to the production of ValuerichTV and offset by decrease in salaries as a result of downsizing.

Other Income (Expense)

Other income (expenses) during the three months ended June 30, 2009 as compared to June 30, 2008 increased by $35,276 from $61,570 for the three months ended June 30, 2008 to $96,846 for the same period in 2009. This increase is primarily attributable to unrealized gains on its investments in marketable securities during the three months ended June 30, 2009. During the fourth quarter 2008, the Company invested a substantial portion of its cash in marketable securities.

Net Loss

Net loss for the quarter ended June 30, 2009 as compared to the period ended June 30, 2008 decreased from $200,279 to $178,499. Net loss was comparable between the two periods, due to greater operating expenses in 2009 compared to the same period in 2008, offset by investment gains recognized.

Comparison of the Six Months Ended June 30, 2009 and 2008

	Six months ended June 30,		Six months ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$68,262	100.0%	$-	N/A

COST OF REVENUE	-	0.0%	6,316	N/A

GROSS PROFIT	68,262	100.0%	(6,316)	N/A

OPERATING EXPENSES	569,249	833.9%	710,849	N/A

OTHER INCOME (EXPENSE)	54,206	79.4%	95,117	N/A

NET LOSS	$(446,781)	-654.5%	$(622,048)	N/A

Revenue and Cost of Revenue

During the six months ended June 30, 2009, we generated $68,262 in revenue that arose primarily from consulting services we provided.  During the same period of 2008 we had revenues of $0. During the six months ended June 30, 2009, we launched ValueRich TV, which is produced at a dedicated studio next door to our headquarters. We have not yet earned revenue from ValueRichTV in 2009. We anticipate generating revenue from this line of business over the next twelve months as we continue to aggressively promote this product. Our total cost of revenue for the six months ended June 30, 2009 was $0 as compared to $6,316 for the six months ended June 30, 2008.

Operating Expenses

Total operating expenses decreased by $141,600 from $710,849 for the six months ended June 30, 2008 to $569,249 for the six months ended June 30, 2009.  The decrease in total operating expenses was primarily attributable to a decrease in consulting services received and salaries as a result in downsizing our workforce due to the change in our focus to the ValueRichTV platform.

Other Income (Expense)

Other income (expenses) during the six months ended June 30, 2009 as compared to June 30, 2008 decreased by $40,911 from $95,117 for the six months ended June 30, 2008 to $54,206 for the same period in 2009. This decrease is primarily attributable to a decrease in dividend and interest income on cash. During the fourth quarter 2008, the Company invested a substantial portion of its cash in marketable securities. During the six months ended June 30, 2009, the Company recognized $71,193 in unrealized losses from its trading securities, and $73,150 in realized gains from sales of its marketable securities.

Net Loss

Net loss for the six months ended June 30, 2009 as compared to the period ended June 30, 2008 decreased from $622,048 to $446,781 primarily as a result of the decrease in professional services and staffing costs during the six months ended June 30, 2009 as we have changed the focus of our core business operations to the ValueRichTV platform.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods presented below:

	Six months ended June 30,
	2009	2008
Net cash used in operating activities	$(409,149)	$(597,655)
Net cash provided by (used in) investing activities	961,476	(72,307)
Net cash provided by financing activities	(9,500)	(70,150)
Net decrease in cash and cash equivalents	542,827	(740,112)
Cash and cash equivalents at the end of the period	$1,463,735	$2,828,423

For the six months ended June 30, 2009 we had an increase in total cash resources of $542,827. The increase in cash was primarily due to sales of marketable securities and a corresponding gain on sale of $73,150.

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

Commitments and Contingencies

In January 2009, we entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.

Contractual Obligations

We have one $25,000 convertible note payable outstanding at June 30, 2009. The note was issued in October 2004, accrues interest at 6% per annum, and matured in December 2007. Other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004 and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the note is in default, we have classified the convertible note as short-term.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies

The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FAS 123(R), the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under FAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  We have determined that EITF No. 07-5 did not have a material impact on our results of operations or financial condition as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. We have determined that FAS 157-4 did not have a material impact on our results of operations or financial condition as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement was effective April 1, 2009. We have determined FAS 115-2 and FAS 124-2 did not have a material impact on our results of operations or financial condition as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted the requirements of this statement during the quarter ended June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 12, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 166 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 167 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 3- Quantitive and Qualitative Disclosures About Market Risk

N/A

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2009. This conclusion is based upon material weaknesses of this Company’s disclosure controls and procedures that relate to the following:

1.  Accounting and Finance Personnel Weaknesses – The Company’s current accounting staff is relatively small and the Company’s resources are limited given its size;

2.  Lack of Internal Audit Function – The Company lacks sufficient resources to perform the internal audit function; and

3.  Amendment to the Company’s Form 10-K for the year ended December 31, 2008 – The Company filed an amendment to its Annual Report on Form 10-K for the year ended December 31, 2008 (“Original Filing”), filed with the Securities and Exchange Commission on March 31, 2009, to revise certain disclosures. In its Original Filing, the Company failed to disclose the conclusions of the Company’s principal executive and financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  In addition, (a) the Original Filing stated that the Company believed the pending adoption of EITF 07-05 would have a material impact on the Company’s financial statement when, in fact, the Company believes the adoption of EITF 07-05 will not have such a material impact, (b) the Original Filing failed to (i) disclose the cost basis of the available-for-sale securities disclosed in Note 4 to the audited financial statements included in the Original Filing, (ii) clarify that unrealized gains on available-for-sale securities are recognized in the Company’s statements of shareholders’ equity, (iii) provide additional information regarding the specific transactions  that resulted in realized gains and losses on market securities and (iv) provide additional information regarding the specific nature of the Company’s investment securities and their market performance during the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the company.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 31, 2009, the Company terminated its consulting agreement with Bodisen Biotech, with no further obligations required by either party.

Item 6. Exhibits

Exhibit Description

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUERICH INC.

Date: August 12, 2009	By:	/s/ Joseph C. Visconti
Joseph C. Visconti, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)