Form 10-Q
period 2009-09-30
VALUERICH INC
filed 2009-11-19
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

As of November 13, 2009, the Company had outstanding 8,669,670 shares of common stock, par value $0.01.

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements

VALUERICH, Inc.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,282,915	$920,908
Trade accounts receivable	-	1,713
Prepaid consulting	-	23,333
Investments in marketable securities	647,372	1,957,993
Other current assets	10,971	-

TOTAL CURRENT ASSETS	1,941,258	2,903,947

PROPERTY AND EQUIPMENT, net of accumulated depreciation	432,377	113,547

TOTAL ASSETS	$2,373,635	$3,017,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$214,416	$240,757
Deferred revenue	22,500	45,000
Convertible note payable	25,000	25,000
Shareholder note payable	-	9,500

TOTAL CURRENT LIABILITIES	261,916	320,257

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,669,670 shares issued and outstanding as
of September 30, 2009 and December 31, 2008, respectively	86,696	86,696
Additional paid-in capital	7,194,184	7,175,789
Accumulated other comprehensive income	24,000	108,000
Accumulated deficit	(5,193,161)	(4,673,248)

TOTAL STOCKHOLDERS' EQUITY	2,111,719	2,697,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,373,635	$3,017,494

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
			(unaudited)	(unaudited)

REVENUE	$15,500	$89,950	$83,762	$89,950

COST OF REVENUE	-	1,560	-	7,876

GROSS PROFIT	15,500	88,390	83,762	82,074

OPERATING EXPENSES
Salaries and wages	57,165	72,928	306,285	333,122
Selling, general and administrative expenses	93,843	65,147	222,027	192,048
Professional fees	23,416	142,532	190,540	455,963
Depreciation and amortization expense	12,685	8,992	37,506	19,315

TOTAL OPERATING EXPENSES	187,109	289,599	756,358	1,000,448

LOSS FROM OPERATIONS	(171,609)	(201,209)	(672,596)	(918,374)

OTHER INCOME (EXPENSES):
Dividend and interest income, net	13,753	17,696	53,626	89,187
Unrealized gain (loss) on marketable securities	73,503	-	2,310	-
Realized gain on marketable securities	-	-	73,150	-
Other income	11,221	(4,000)	23,597	19,626

TOTAL OTHER INCOME (EXPENSES)	98,477	13,696	152,683	108,813

LOSS BEFORE PROVISION FOR INCOME TAXES	(73,132)	(187,513)	(519,913)	(809,561)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(73,132)	$(187,513)	$(519,913)	$(809,561)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on available for sale securities	8,000	-	(84,000)	-

COMPREHENSIVE LOSS	(65,132)	(187,513)	(603,913)	(809,561)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.06)	$(0.10)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,669,670	8,566,542	8,669,670	8,470,228

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2008	8,669,670	86,696	7,175,789	108,000	(4,673,248)	2,697,237

Value of warrants granted for consulting services			18,395			18,395
Unrealized loss on marketable securities				(84,000)		(84,000)
Net loss for period					(519,913)	(519,913)

Balance, September 30, 2009	8,669,670	$86,696	$7,194,184	$24,000	$(5,193,161)	$2,111,719

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(519,913)	$(809,561)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	37,506	19,314
Unrealized loss on marketable securities	(2,310)	-
Realized gain on marketable securities	(88,881)	-
Marketable securities received for consulting services	18,395	(60,000)
Value of warrants granted for consulting services		-
Common stock issued for consulting services		88,500
Changes in operating assets and liabilities:
Trade accounts receivable	1,713	-
Prepaid expenses	23,333	29,889
Other current assets	(10,971)	(12,089)
Accounts payable and accrued expenses	(26,341)	(88,726)
Customer deposits	-	(1,400)
Deferred revenue	(22,500)	-

Net cash used in operating activities	(589,969)	(834,073)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(356,336)	(71,637)
Purchase of intangible assets	-	(44,640)
Purchases of marketable securities	(929,423)	-
Proceeds from sale of marketable securities	2,247,235	-

Net cash provided by (used in) investing activities	961,476	(116,277)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable	(9,500)	(70,000)

Net cash used in financing activities	(9,500)	(70,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	362,007	(1,020,350)

CASH AND CASH EQUIVALENTS, Beginning of period	920,908	3,568,535

CASH AND CASH EQUIVALENTS, End of period	$1,282,915	$2,548,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,500	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Non-cash stock issuance	$-	$88,500

See attached unaudited notes to financial statements

VALUERICH, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of FDIC limits totaling $1,282,915 and $782,283, respectively.  The Company has not experienced any losses in such accounts.

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

Long-Lived Assets

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2009, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s investments in marketable securities are carried at fair value totaling $647,372 and $1,957,993 at September 30, 2009 and December 31, 2008, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.

	Fair Value As of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$647,372	$647,372	-	-

For the three months ended September 30, 2009 and 2008, the Company recognized net unrealized gains on its trading securities in its statements of operations in the amounts of $73,503 and $0, respectively.  For the nine months ended September 30, 2009 and 2008, the Company recognized net unrealized gains on its trading securities in its statements of operations in the amounts of $2,310 and $0, respectively.  For the three months ended September 30, 2009 and 2008, the Company recognized unrealized gains on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $8,000 and $0, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized unrealized losses on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $84,000 and $0, respectively.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with FASB ASC 815.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” now known as ASC Topic 825-10 “Financial Instruments.” ASC Topic 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FASB ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Revenue Recognition

Revenue is recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) Topic 13. SAB Topic 13 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered.

In 2008, the Company has focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com, which was launched during the quarter ended June 30, 2009.  The Company has not earned any revenue from its old line of financial media products during the nine months ended September 30, 2009. During 2008, the Company entered into two consulting agreements to assist foreign-based companies manage their financial statement reporting, regulatory and compliance issues in the United States. The Company does not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (the Company has performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured. See Note 3.

Income Taxes

Income taxes are provided based upon the asset and liability method of accounting in accordance with FASB ASC 740, “Income Taxes.” Pursuant to FASB ASC 740, the Company is required to compute deferred income tax assets for net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realizing of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The potential benefits of net operating losses (“NOLs”) have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Under FASB ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 30, 2009 and December 31, 2008, the Company had no accrued interest or penalties.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the FASB ASC 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-diluted effect.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Three months ended			Nine months ended
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
September 30, 2009:
Basic and diluted EPS
Loss to common stockholders	$(73,132)	8,669,670	$(0.01)	$(519,913)	8,669,670	$(0.06)
September 30, 2008:
Basic and diluted EPS
Loss to common stockholders	$(187,513)	8,566,542	$(0.02)	$(809,561)	8,470,228	$(0.10)

As of September 30, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	September 30 , 2009	September 30, 2008
Options	100,000	100,000
Warrants	1,235,715	591,429
Convertible notes	67,000	134,000
Total	1,402,715	825,429

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation,” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. No options or warrants were exercised during the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, 0 warrants expired. During the nine months ended September 30, 2009, no new options were granted.  During the nine months ended September 30, 2009, a warrant to purchase 50,000 shares of the Company’s common stock was granted. As of September 30, 2009, there were 1,235,715 warrants and 100,000 options outstanding, respectively.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Reclassification

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

The Company has valued the options received under the consulting agreement using the Black-Scholes option pricing model. The option exercise price is $0.70 per share. The fair value of the options was $25,800 and the following assumptions:  term of 2.5 years, a risk free interest rate of 2.1%, a dividend yield of 0% and volatility of 128%. Management has performed an analysis and determined the options are impaired at September 30, 2009, and therefore the Company has recorded a 100% allowance against the value of the options.

For the nine months ended September 30, 2009, the Company has recognized $50,000, less wire fees, in consulting revenues relating to the cash component of its consulting compensation.

The consulting agreement was terminated by Bodisen Biotech on May 31, 2009, with no required further obligations by either party.

Note 4 – Marketable Securities

The Company invests its available operating funds primarily in high-yield mutual funds that hold common stock of U.S. companies with large market capitalizations.  The Company also invests in common stock of U.S. companies with large market capitalizations.  Management’s objective is to identify common stocks and mutual funds with holdings that are under-valued with potential for short-term (under one-year holding period) appreciation.  The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities at September 30, 2009 and December 31, 2008. Net unrealized gains and losses on trading securities are included in the statements of operations and other comprehensive loss. Available-for sale securities consist of the 400,000 shares received in July 2008 for consulting services performed for Bodisen Biotech (see Note 3). These securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity. The investment in these shares has been valued at $84,000 at September 30, 2009 and, accordingly a $24,000 unrealized gain has been recognized in accumulated other comprehensive income at September 30, 2009 in the accompanying balance sheets. Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of marketable securities, classified as current assets, is as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	$60,000	$24,000	$-	$84,000

Mutual Funds	418,447	84,175	-	502,621
Common Stock	27,489	33,261	-	60,751
Total marketable securities	$505,936	141,436	$-	$647,372

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	$60,000	$108,000	$-	$168,000

Mutual Funds	1,249,431	97,927	(15,787)	1,331,571
Common Stock	421,497	41,303	(4,378)	458,422
Total marketable securities	$1,730,928	$247,230	$(20,165)	$1,957,993)

Investment income for the three and nine months ended September 30, 2009 and 2008 consists of the following:

	Three months ended		Nine months ended
	2009	2008	2009	2008
Gross realized gains from sale of trading securities	$-	-	$177,545	$-
Gross realized losses from sale of trading securities	-	-	(104,395)	-
Dividend and interest income	13,753	-	53,626	-
Net unrealized holding gain	73,503	-	2,310	-
Net investment income	$87,256	-	$129,086	$-

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses that management considers to be other-than-temporary impairments at September 30, 2009 and December 31, 2008.

Proceeds from the sale of investments in trading securities during the three months ended September 30, 2009 and 2008 were $0 and $0, respectively.  Proceeds from the sale of investments in trading securities during the nine months ended September 30, 2009 and 2008 were $2,247,235 and $0, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Building	$225,682	$-
Computers and equipment	140,848	31,859
Furniture and fixtures	33,427	29,366
Leasehold improvements	83,257	82,257
Website	71,745	55,140
	554,959	198,622
Accumulated depreciation	(122,582)	(85,075)
Fixed assets, net	$432,377	$113,547

Depreciation expense amounted to $12,685 and $4,999 for the three months ended September 30, 2009 and 2008, respectively.  Depreciation expense amounted to $37,506 and $11,847 for the nine months ended September 30, 2009 and 2008, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities comprises of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$199,584	$216,252
Accrued interest	6,750	6,000
Other accrued expenses	8,082	18,505
Total	$214,416	240,757

Note 8 – Operating Lease and Other Commitments

In January 2009, the Company entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.

Note 9 – Debt

The Company’s debt at September 30, 2009 and December 31, 2008 is detailed as follows:

	September 30, 2009	December 31, 2008
Shareholders Notes Payable:
Notes payable to an individual 10% interest accrued,
Issued 12/03, Matures 5/09	$-	$9,500

Convertible Notes Payable:
Note payable to an individual 6% interest accrued,
Issued 10/04, convertible Matured 12/07 (in default)	$25,000	25,000

In addition to the information stated above, other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004; and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the convertible note payable is in default at September 30, 2009, the Company has classified the note as short-term in its accompanying balance sheets.

The Company has adopted FASB ASC 470-20 “Debt – Debt with Conversion and Other Options.” During 2004 and 2005 we incurred debt with a conversion feature that provides for a rate of conversion, but with no trading market value there was no beneficial conversion feature to record.

The Company repaid $9,500 and $25,000 of its shareholder notes payable in cash during the nine months ended September 30, 2009 and 2008, respectively.

Note 10 – Equity

The Company did not issue shares of its common stock during the nine months ended September 30, 2009.

Note 11 – Warrants

On March 19, 2009, the Company granted a warrant to purchase 50,000 shares of its common stock at $0.25 per share in connection with consulting services.  The warrant was valued at $18,395 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 184%; (3) risk-free interest rate of 0.87%, and expected life of 2 years. The amount was recorded to professional fees in the accompanying statement of operations and comprehensive loss for the nine months ended September 30, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable and for consulting services.

A summary of warrant activity for the nine months ended September 30, 2009 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000)
Outstanding, January 1, 2008	2,376,494	$2.00	0.37	$-
Granted	200,000	0.55
Exercised	-	-
Expired	(1,390,779)	1.89
Outstanding, December 31, 2008	1,185,715	1.61	2.59	-

Exercisable, December 31, 2008	1,185,715	1.61	2.59	-

Outstanding, January 1, 2009	1,185,715	1.61	2.59	-
Granted	50,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2009	1,235,715	1.55	1.82	13

Exercisable, September 30, 2009	1,235,715	$1.55	1.82	$13

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

Various shareholders have made loans to the company. At December 31, 2008, one shareholder note was outstanding for $9,500 which was repaid in full during the nine months ended September 30, 2009. See Note 9.

Note 13 – Subsequent Events

In November 2009, the Company transferred 280,000 of the 400,000 shares of it’s available for sale security in Bodisen Biotech to a third party consultant for services rendered.

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

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2008 included in our Form 10K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the nine months ended September 30, 2009, we incurred a net loss and comprehensive loss of $519,913 and $603,913, respectively.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2009 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space.  Since we were unable until the mid-second quarter 2008 to find a suitable partner to co-brand or partner our expos, we did not have any expo events during 2008 as we had planned, and therefore we did not derive any revenue from expos during 2008.

Throughout 2008, we have focused on the transition of our old line financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com, which was launched during the nine months ended September 30, 2009.

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

During the nine months ended September 30, 2009, we launched a business talk show called ValueRich TV, which is produced at a dedicated studio next door to our headquarters. Its purpose is to create a successful Wall Street based talk show that can be streamed over the internet for worldwide distribution. In January 2009, we purchased and closed on the building to be used as the studio.

In August 2008, we implemented a stock repurchase program for up to $400,000 shares of our common stock on the open market. However, our stock has become somewhat illiquid due to very light volume. To date, the $400,000 buy back program has resulted in only approximately $30,000 of stock being repurchased in the open market.

Comparison of the Three Months Ended September 30, 2009 and 2008

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
REVENUE	$15,500	100.0%	$89,950	100.0%

COST OF REVENUE	-	0.0%	1,560	1.7%

GROSS PROFIT	15,500	100.0%	88,390	98.3%

OPERATING EXPENSES	187,109	1207.2%	289,599	322.0%

OTHER INCOME (EXPENSE)	98,477	635.3%	13,696	15.2%

NET LOSS	(73,132)	-471.8%	$(187,513)	-208.5% %

Revenue and Cost of Revenue

During the three months ended September 30, 2009, we generated $15,500 in revenue that arose primarily from consulting services we provided.  During the same period of 2008 we had revenues of $89,950. During 2009, we launched ValueRich TV, which is produced at a dedicated studio next door to our headquarters. We have not yet earned revenue from ValueRichTV in 2009. We anticipate generating revenue from this line of business over the next twelve months as we continue to promote this product. Our total cost of revenue for the three months ended September 30, 2009 was $0 as compared to $1,560 for the three months ended September 30, 2008.

Operating Expenses

Total operating expenses decreased by $102,490 from $289,599 for the three months ended September 30, 2008 to $187,109 for the three months ended September 30, 2009.  The decrease in total operating expenses was due to a decrease in salaries as a result of downsizing and a decrease in consulting services received.

Other Income (Expense)

Other income (expenses) during the three months ended September 30, 2009 as compared to September 30, 2008 increased by $84,781 from $13,696 for the three months ended September 30, 2008 to $98,477 for the same period in 2009. This increase is primarily attributable to unrealized gains on its investments in marketable securities during the three months ended September 30, 2009. During the fourth quarter 2008, the Company invested a substantial portion of its cash in marketable securities.  During the three months ended September 30, 2009, the Company recognized $73,503 in unrealized gains from its trading securities.

Net Loss

Net loss for the quarter ended September 30, 2009 as compared to the period ended September 30, 2008 decreased from $187,513 to $73,132.  The decrease was due to the decrease in operating expenses as a result of downsizing offset by an increase in unrealized gains in the investments in marketable securities.

Comparison of the Nine Months Ended September 30, 2009 and 2008

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
REVENUE	$83,762	100.0%	$89,950	100.0%

COST OF REVENUE	-	0.0%	7,876	8.8%

GROSS PROFIT	83,762	100.0%	82,074	91.2%

OPERATING EXPENSES	756,358	903.0%	1,000,448	1112.2%

OTHER INCOME (EXPENSE)	152,683	182.3%	108,813	121.0%

NET LOSS	(519,913)	-620.7%	$(809,561)	-900.0%

Revenue and Cost of Revenue

During the nine months ended September 30, 2009, we generated $83,762 in revenue that arose primarily from consulting services we provided.  During the same period of 2008 we had revenues of $89,950. During the nine months ended September 30, 2009, we launched ValueRich TV, which is produced at a dedicated studio next door to our headquarters. We have not yet earned revenue from ValueRichTV in 2009.  We anticipate generating revenue from this line of business over the next twelve months as we continue to aggressively promote this product. Our total cost of revenue for the nine months ended September 30, 2009 was $0 as compared to $7,876 for the nine months ended September 30, 2008.

Operating Expenses

Total operating expenses decreased by $244,090 from $1,000,448 for the nine months ended September 30, 2008 to $756,358 for the nine months ended September 30, 2009.  The decrease in total operating expenses was primarily attributable to a decrease in consulting services received and salaries as a result in downsizing our workforce due to the change in our focus to the ValueRichTV platform.

Other Income (Expense)

Other income (expenses) during the nine months ended September 30, 2009 as compared to September 30, 2008 increased by $43,870 from $108,813 for the nine months ended September 30, 2008 to $152,683 for the same period in 2009. This increase is due to unrealized gains on marketable securities.  During the fourth quarter of 2008, the Company invested a substantial portion of its cash in marketable securities. During the nine months ended September 30, 2009, the Company recognized $2,310 in unrealized gains from its trading securities, and $73,150 in realized gains from sales of its marketable securities.

Net Loss

Net loss for the nine months ended September 30, 2009 as compared to the period ended September 30, 2008 decreased from $809,561 to $519,913 primarily as a result of the decrease in professional services and staffing costs during the nine months ended September 30, 2009 as we have changed the focus of our core business operations to the ValueRichTV platform.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods presented below:

	Nine months ended September 30,
	2009	2008
Net cash used in operating activities	$(589,969)	$(834,073)
Net cash provided by (used in) investing activities	961,476	(116,277)
Net cash provided by financing activities	(9,500)	(70,000)
Net decrease in cash and cash equivalents	362,007	(1,020,350)
Cash and cash equivalents at the end of the period	$1,282,915	$2,548,185

For the nine months ended September 30, 2009 we had an increase in total cash resources of $362,077. The increase in cash was primarily due to sales of marketable securities and a corresponding gain on sale of $73,150.

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

Contractual Obligations

We have one $25,000 convertible note payable outstanding at September 30, 2009. The note was issued in October 2004, accrues interest at 6% per annum, and matured in December 2007. Other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004 and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the note is in default, we have classified the convertible note as short-term.

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

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Stock-Based Compensation

We account for its stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation,” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees, estimated using the Black-Scholes option pricing model. No options or warrants were exercised during the nine months ended September 30, 2009.

Recent Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

Item 3- Quantitive and Qualitative Disclosures About Market Risk

N/A

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2009. This conclusion is based upon material weaknesses of this Company’s disclosure controls and procedures that relate to the following:

1.  Accounting and Finance Personnel Weaknesses – The Company’s current accounting staff is relatively small and the Company’s resources are limited given its size; and

2.  Lack of Internal Audit Function – The Company lacks sufficient resources to perform the internal audit function.

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

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over financial reporting and additional disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VALUERICH INC.

Date: November 19, 2009	By:	/s/ Joseph C. Visconti
Joseph C. Visconti, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)