Form 10-K
period 2009-12-31
VALUERICH INC
filed 2010-03-30
CIK 1349892

j
 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 333-139354

VALUERICH, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2102385
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1804 N. Dixie Highway, West Palm Beach, FL  33407
1-561-370-3617
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐    No X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based upon the closing price of the registrant’s Common Stock as of June 30, 2009) was approximately $1.3 Million (based on 5,003,142 shares of common stock outstanding on such date). Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Common Stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 8,657,124 shares as of March __, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

VALUERICH, INC.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.  In this document, the words "we," "our," "ours," "us,"  “ValueRich”, and “Company” refer to ValueRich Inc., and our subsidiaries.

PART I

Item 1. Business

Business Summary

ValueRich, Inc., (the Company), was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006.  We began as a financial media company owning various online and offline media-based properties for corporate and financial professionals. Its properties included 1) iValueRich.com, 2) ValueRich magazine and 3) the ValueRich Small-cap Financial Expo. Until December 2008, ValueRich magazine was published approximately three times per year and was a glossy full-color magazine of approximately 120 pages that was geared toward an affluent readership of investment related professionals and corporate leaders. In the first quarter of 2009, the Company transitioned its media business to a web-based business model.

By the first quarter of 2009, we had launched the second generation of the iValueRich media platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public or raise capital via a web-based Direct Public Offering (“DPO”) format. In addition to the web-based network banking platform, we created a business talk show called The Money Bunker, which was produced at a dedicated studio next door to our headquarters.  The purpose of the show was to create a successful Wall Street based talk show that could be streamed over the internet for worldwide distribution.  In January 2009, we purchased and closed on the building to be used as the studio.

Taking into effect the recession and specifically the pressure put on micro and small cap stocks that were the life blood to our business model, we chose to reduce some of our overhead associated with our media business and focus on leveraging our assets to either buy or acquire a more successful company in our industry.  We continue to own our media properties and the assets associated with the production and distribution of media content, we are hopeful that sometime in the future we can benefit from our financial media components and infrastructure.

In early 2009, the Company began to search for a company that was hard hit by the recession but remained an opportunity for a publicly traded company with cash.  In October of 2009, we were presented with an opportunity to acquire the Tesoro Preserve Development that came available from the previous owner and lender after they were severely impacted by the downturn in real estate in south Florida. The purchase of the development included acquiring assets from the previous developer; among the assets purchased were 82 single-family residential lots and approximately 7 acres of commercially zoned land.  Included in the acquisition, VR Preserve Development, LLC, ValuRich’s wholly owned subsidiary became the master declarant or developer of the Tesoro Preserve Development and assumed control over the Property Owners Association (“POA”).  These are special fees assessed by the Property Owner’s Association against its members for the purpose of developing, managing and selling a development of homes.

On January 20, 2010, the Company’s wholly owned subsidiary, VR Preserve Development, LLC (the “VR Preserve”), acquired certain assets related to the Tesoro Preserve Development located in Port St. Lucie, Florida, (“the Development”) from an unaffiliated third party.  The Tesoro Preserve Development is a private 350-acre community with 440 individual home sites in St. Lucie County, Florida.  Included in the asset purchase was six (6) waterfront single-family residential lots, seventy-six (76) single family residential lots, approximately seven (7) acre commercially zoned parcel, and certain related Appurtenances, Improvements, Personal Property, Intangible Property, Assigned Agreements, Leases, Interests as Declarant under the Master Declaration, and Association Rights as defined in the Contract for Sale and Purchase, dated December 31, 2009 between Ginn-La Wilderness Ltd., LLL (the “Sellor”) and Seaboard Home Building, Corp. (the “Assignor”), which was assigned to the Company pursuant to an Assignment of Contract that the Company had entered into with the Assignor.  As consideration for the acquisition, the Company advanced $250,000 to VR Preserve who acquired a significant amount of the land, development rights, and builder’s royalty program.

For the purpose of managing, developing and selling the recently acquired Tesoro Preserve assets, the Company authorized the creation of the following four new LLC’s: 1)VR Preserve Development, LLC., (2)VR Premier Holdings, LLC., (3)VR Circle Holdings, LLC., and (4)Tesoro Preserve Opportunity Fund, LLC.  The first (3) three LLC’s are specifically for the purpose of managing, developing and selling the assets.  The fourth LLC, Tesoro Preserve Opportunity Fund, LLC is a newly formed company with its main business strategy being the acquisition, development, management and sale of real estate assets, located within the Tesoro Preserve Development, in Port St. Lucie, Florida.  Tesoro Preserve Opportunity Fund LLC’s goal is to acquire up to 200 single family lots within the Tesoro Preserve Development, that are either bank owned, in the process of foreclosure, non-performing assets for the mortgage holders or properties facing liens from unpaid POA fees and unpaid back property taxes. The intent is to capitalize on discounted pricing, current market conditions and the banks’ desire to remove these particular assets from their balance sheets leveraging VR Preserve as developer of the project.  Based on numerous conversations with the banks holding non-performing or defaulted mortgages on these particular properties, the Company believes that these same lots can now be purchased from the banks for up to 90% off the original asking price.  All utilities, sewer, cables, roadwork and signage have been completed by the previous developers who have invested over $50 million in the acquisition, development and infrastructure of the Tesoro Preserve Development.  Each of these single-family lots has a minimum of $50,000 in completed infrastructure work, including acquisition costs, roadwork, sewer, water, utilities, etc.  Even in today's undervalued real estate market, the Company’s research has indicated that the purchase of the land and infrastructure could not be replaced for under $50,000 per lot.  The Company believes these prices will provide the Company with a great deal of opportunity to buy low and sell high with an inventory of quality single-family home lots to meet favorable housing trends.

On January 20, 2010, the Company (the “Assignee) entered into an Assignment of Contract with Seaboard Homebuilding (the “Assignor”).   As partial consideration of obtaining assignment rights to the property, the Company paid $139,000 and issued 600,000 shares of common stock to the Assignor.  As a result, the Assignor transferred all rights, title and interest held, to the Company.  As such, the Company assumes and agrees to perform all the remaining and executor obligations of the Assignor under the contract and agrees to indemnify and hold the Assignor harmless from any claim or demand resulting from non-performance by the Company.  As additional consideration for the purchase, the Company loaned an additional amount of $1.4 million to one of its wholly owned subsidiary, VR Preserve Development, to pay the estimated costs to complete the work under the Development Agreement, entered into on January 15, 2010 between the Sellor of the property and VR Preserve.  The Company will also advance the remaining capital outlay of $100,000 in 2010.

Strategy

VR Preserve is the master developer of Tesoro Preserve Development who controls the POA of Tesoro Preserve Development and is in the position to work out the deals with the banks and negotiate favorable deals on the targeted properties that VR Preserve seeks to acquire.  With the purchase of the Tesoro Preserve Development assets, the Company has gained control over a $1.4 million receivable owed to the Tesoro Preserve Development POA resulting from unpaid POA fees from many of the 440 property owners within the development.  For the purpose of understanding the business model, it is important to recognize that in the State of Florida, these unpaid POA/HOA fees are only behind property taxes and first mortgages when defining the priority of liens.  The Company intends to capitalize on these unpaid assessment fees.  In addition to the receivable owed to the Company, the banks that hold the mortgages on these particular properties are ultimately responsible for the unpaid POA fees and back taxes. It is within the Company’s legal right to place liens on the properties with unpaid POA fees for the purpose of collection.

Preliminary discussions with the banks that hold many of the mortgages with unpaid fees have led the Company to believe that the banks are highly motivated to sell these properties at deeply discounted prices.  From these discussions, the Company has also learned that the banks are more inclined to sell these lots in a bulk, and not individually, and at prices below replacement costs and in some cases 90% off the original asking prices.  However, the banks cannot be held accountable to preliminary verbal discussions. After funding, the Company will continue discussions with the banks and the Company is hopeful that earlier pricing discussions will yield beneficial results.

Now that many of the mortgages associated with these lots have become non-performing, the banks view these lots as liabilities and are aggressively seeking ways to remove the ongoing expenses associated with maintaining the properties annually. The approximately 200 lots VR Preserve is seeking to acquire are mostly impaired with foreclosure actions, unpaid taxes, unpaid POA fees or the lot is simply bank owned and the banks don’t know what to do with the asset.  Although the VR Preserve will incur expenses related to the ongoing maintenance of the Properties, VR Preserve intends to only purchase properties that are debt free. VR Preserve intends to utilize a variety of management policies to achieve investment objectives, which include preservation and protection of the Company’s capital and maximizing cash flow.

The Company’s objective, together with its whole owned subsidiaries, is to ultimately control the majority of the 440 single family lots in the Tesoro Preserve Development.  The Company believes this will put the Company in a dominant position when the real estate market begins to grow again.

Market Opportunity

Florida's existing home and condo sales were higher in 2009 over the prior year, rising 31% to 163,148 homes, according to Florida Realtors® (press release dated 1/25/10). Florida's median sales price for existing homes in 2009 was $142,600, decreasing 24% compared to one year ago. The national median existing single-family home price was $171,900 in November 2009, representing a decline of 4% over the past 12 months, according to the National Association of Realtors® (NAR). NAR's industry outlook predicts a housing recovery in the second half of 2010. With prices still at discounted levels compared to last year, the first half of 2010 represents a favorable buyers market, with several growth drivers that can benefit our acquisition and development strategy in the State of Florida.

National Trends

High inventory levels. The Company believes conditions are ideal for buyers to find their dream home. A broad range of prices appeal to a wider demographic, and with a high volume of homes and condos to choose from, buyers have an opportunity to get in early before the next recovery.

Lower mortgage rates. Mortgage rates are still at their lowest levels since the 1960s. Lower rates multiply a buyer's financial power. First-Time Homebuyer Tax Credit Interest rates for a 30-year fixed-rate mortgage averaged 5.04% in 2009, a significant drop from the average rate of 6.03% in 2008, according to Freddie Mac.

Government Incentives. President Obama signed new legislation on November 6, 2009, to expand and extend first time homebuyer tax credits to April 2010.  NAR Chief Economist Lawrence Yun said he expects an additional 900,000 first-time buyers will qualify for the extended tax credit, in addition to about 2 million who have already purchased; 1.5 million repeat buyers also are expected to benefit from the credit.  Detailed information on federal tax credits is available at www.irs.gov.

Baby Boomer Population. It is anticipated that the aging Baby Boomer population, those born between the 1940s and mid-1960s, will have a profound effect on the demand for senior living, retirement homes and community residences, in addition to single family home sales, over the next decade. This consumer group fueled a major upswing in the housing market in the 1970s and 1980s. Many experts believe as these 78 million Americans approach retirement, they could once again create a revival of the U.S. housing market. While more than 60% of 55-plus homeowners say they want to keep their current homes, the rest say they are interested in alternatives, such as downsizing, retirement homes, and senior independent living residences and other active, social communities. Builders anticipate that Baby Boomers will account for almost 270,000 house purchases by next year.

Statewide Trends

Economists forecast that Florida will be the third most populated state in the country by year-end 2010. Florida has been one of the 10 fastest growing states in the nation for each of the past seven decades, and often the state has been in the top four, according to U.S. Census data. Despite slower overall population growth, projections for the Florida population call for more normal growth levels of about 317,000 a year between 2010 and 2020, similar to the 1980s and 1990s. This trend represents new real estate development opportunities as housing demand is likely to exceed supply.

Florida's mild climate and outdoor amenities continue to make it a coveted retirement destination and ideal for active Baby Boomers. The Milken Institute/Greenstreet Real Estate Partners ranked five Florida communities on its "Best Performing Cities Index 2008," which ranks U.S. metropolitan areas by how well they are creating and sustaining jobs and economic growth. Florida's business climate ranked fourth among executives and sixth overall on Site Selection magazine's 2008 Top State Business Climate rankings. The Company believes that these economic factors should in turn increase demand for real estate.

The Company trades on the NYSE Amex under the trading symbol “IVA.”

Item 2. Properties

The Company currently leases an office in West Palm Beach, Florida of approximately 1,750 square feet on a month to month basis from Joseph Visconti, our Chairman, President and CEO at a rate of $32,400 per year.

In January 2009, the Company purchased and closed on a building to be used as a studio pursuant to its ValueRich TV business. The building is part of a development named Flagler Pointe located at 1804 North Dixie Highway, West Palm Beach, Florida.  The building is in the same commercial complex as ValueRich’s current corporate headquarters. The building served as ValueRich’s dedicated production and television studio for the ValueRich TV division.  The building is one large open space, with 20-foot ceilings and a small mezzanine that could serve as a production booth for filming and editing for ValueRich’s business talk show.  The building is less than 10 years old and has been maintained in good condition.

In January of 2010, the Company’s wholly owned subsidiary VR Preserve purchased the Tesoro Preserve development, the development included acquiring assets from the previous developer; among the assets purchased were 82 single-family residential lots and approximately 7 acres of commercially zoned land.  Included in the acquisition, VR Preseve became the master declarant or developer of Tesoro Preserve Development and assumed control over the POA.

The Tesoro Preserve Development is a private 350-acre community with 440 individual home sites in St. Lucie County, Florida.  The Tesoro Preserve Development is built in and around the natural setting of the St. Lucie River and surrounding natural preserve. The community was designed with walking nature trails, direct river access and deep-water lots with riparian rights for homeowners to build private docks behind their homes. All utilities, sewer, cables, roadwork and signage have been completed; the previous developers have invested over $50 million in the acquisition, development and infrastructure of the Tesoro Preserve Development.

Item 3. Legal Proceedings

The Company, from time to time, parties to various legal proceedings arising out of our business.  The only current lawsuit that the Company is aware of at this time is an action brought against ValueRich, Inc. by InterContinental Hotel Group in Miami, Florida. The basis of the Petioners claim is ValueRich failed to fulfill an agreement to host an Expo at the Miami Hotel back in 2008. We believe that this claim has limited merit and we are hopeful that this claim will be dismissed by the court or settled to our benefit. We have accrued the petioners claim amount on our financials. There are no other claims against us at this time that we are aware.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were quoted for trading on the Amex on August 8, 2007 under the symbol “IVA”. On October 1, 2008, our common shares were transferred to the NYSE Alternext under the symbol “IVA.” On March 18, 2009, NYSE Alternext US was re-branded as NYSE Amex Equities.

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo Finance, are as follows:

Yahoo Finance
Quarter Ended	High	Low
December 31, 2009	$0.25	$0.16
September 30, 2009	$0.31	$0.18
June 30, 2009	$0.65	$0.26
March 31, 2009	$0.70	$0.15
December 31, 2008	$0.30	$0.06
September 30, 2008	$0.35	$0.08
June 30, 2008	$0.48	$0.16
March 31, 2008	$0.80	$0.11

Our common shares are issued in registered form. Interwest Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares. On March 23, 2010, the shareholders' list of our common shares showed 282 registered shareholders and 8,657,124 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2009 which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Shares Available: Maximum Awards; Participants. A total of 5,000,000 shares of the Company’s Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has reserved a total of 3,000,000 options as of December 31, 2009. As of December 31, 2009, no options have been issued under the Plan.

Stock Option Features: Under the Plan, options to purchase the Company’s Common Stock may take the form of incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options (“NQSOs”). As required by Section 422 of the Code, the aggregate fair market value (as defined in the Plan) of shares of Common Stock (determined as of the date of grant of the ISO) with respect to which ISOs granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs.

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

Accounting Effect: Under current accounting rules, neither the grant of options at an exercise price not less than the current fair market value of the underlying Common Stock, nor the exercise of options under the Plan, is expected to result in any charge to the earnings of the Company.

Certain Federal Income Tax Consequences: The following is a brief summary of certain Federal income tax aspects of awards under the Plan based upon the Federal income tax laws in effect on the date hereof. This summary is not intended to be exhaustive and does not describe state or local tax consequences.

Incentive Stock Options: An optionee will not realize taxable income upon the grant of an ISO. In addition, an optionee will not realize taxable income upon the exercise of an ISO, provided that such exercise occurs no later than three months after the optionee’s termination of employment with the Company (one year in the event of a termination on account of disability). However, an optionee’s alternative minimum taxable income will be increased by the amount that the fair market value of the shares acquired upon exercise of an ISO, generally determined as of the date of exercise, exceeds the exercise price of the option. If an optionee sells the shares of Common Stock acquired upon exercise of an ISO, the tax consequences of the disposition depend upon whether the disposition is qualifying or disqualifying. The disposition of the shares is qualifying if made more than two years after the date the ISO was granted and more than one year after the date the ISO was exercised. If the disposition of the shares is qualifying, any excess of the sale price of the shares over the exercise price of the ISO would be treated as long-term capital gain taxable to the option holder at the time of the sale. If the disposition is not qualifying, i.e., a disqualifying disposition, the excess of the fair market value of the shares on the date the ISO was exercised over the exercise price would be compensation income taxable to the optionee at the time of the disposition, and any excess of the sale price of the shares over the fair market value of the shares on the date the ISO was exercised would be capital gain.

Unless an optionee engages in a disqualifying disposition, the Company will not be entitled to a deduction with respect to an ISO. However, if an optionee engages in a disqualifying disposition, the Company generally will be entitled to a deduction equal to the amount of compensation income taxable to the optionee.

Nonqualified Stock Options: An optionee will not realize taxable income upon the grant of an NQSO. However, when the optionee exercises the NQSO, the difference between the exercise price of the NQSO and the fair market value of the shares acquired upon exercise of the NQSO on the date of exercise is compensation income taxable to the optionee. The Company generally will be entitled to a deduction equal to the amount of compensation income taxable to the optionee.

Employment Agreements

On January 1, 2009, the Company entered into a 5 year employment agreement with Joseph C. Visconti (“Mr. Visconti”).  Mr. Visconti will serve as the Chairman of the Board, Chief Executive Officer and President of the Company.  The Company agrees to pay Mr. Visconti $180,000 salary and an annual bonus of $100,000 payable on December 31st of each year if the performance goals established by the Compensation Committee or Board of Directors are met.

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

Our Corporate History

ValueRich, Inc., (the Company), was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006. We own various online and offline media-based properties for corporate and financial professionals. Its properties include 1) iValueRich.com, 2) ValueRich magazine and 3) the ValueRich Small-cap Financial Expo. iValueRich.com is an online community providing a range of business solutions for public companies and the many industry related businesses and professionals that seek to do business with each other. The small-cap financial expo is a unique expo-style financial conference format for small-cap public companies to showcase their products and services and have continuous access to investment bankers and buy-side professionals.

We have a limited operating history. We launched iValuerich.com in June 2006, we hosted our first financial expo in March 2005, and we published our first edition of ValueRich magazine in the spring of 2004. During our limited operating history, we have not been profitable. For the year ended December 31, 2009, we incurred a net loss of $623,309.

Taking into effect the recession and specifically the pressure put on micro and small cap stocks that were the lifeblood our business model, we chose to reduce some of our overhead associated with our media business and focus on leveraging our assets to either buy or acquire a successful company in our industry.  We continue to own the media properties and the assets associated with the production and distribution of media content; and are hopeful that sometime in the future we can benefit from our financial media components and infrastructure.

In October of 2009, we were presented with an opportunity to acquire the Tesoro Preserve Development that came available from the previous owner and lender after they were severely impacted by the downturn in real estate in south Florida. The purchase of the development included acquiring assets from the previous developer; among the assets purchased were 82 single-family residential lots and approximately 7 acres of commercially zoned land, the Company became master declarant or developer of the Tesoro Preserve Development.

The Company’s objective, together with its whole owned subsidiaries, is to ultimately control the majority of the 440 single family lots in the Tesoro Preserve Development.  The Company believes this will put the Company in a dominant position when the real estate market begins to grow again.

Results of Operations

Our results of operations for the year ended December 31, 2009 have been significantly impacted by our decision to revise our financial expo line of business to be a co-branded or partnered expo in response to increased competition we have experienced in the financial convention space.

Throughout 2008, we had focused on the transition of our old line financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com.

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

During the year ended December 31, 2009, we launched a business talk show called ValueRich TV, which is produced at a dedicated studio next door to our headquarters. Its purpose is to create a successful Wall Street based talk show that can be streamed over the internet for worldwide distribution. In January 2009, we purchased and closed on the building to be used as the studio.

Comparison of the Year Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
REVENUE	$91,262	$76,583	$14,679	19.2%
COST OF REVENUE	-	7,331	(7,331)	-100.0%
GROSS PROFIT	91,262	69,252	22,010	31.8%
OPERATING EXPENSES	914,048	1,244,892	(330,844)	-26.6%
OTHER INCOME (EXPENSE)	199,477)	165,045	34,432	20.9%
NET LOSS	$(623,309)	$(1,010,595)	$387,286	-38.3%

Revenue and Cost of Revenue

During the year ended December 31, 2009 and 2008, respectively, we generated $91,262 and $76,583 in revenue that arose from consulting services we provided.  Our total cost of revenue for the year ended December 31, 2009 was $0 as compared to $7,331 for the year ended December 31, 2008.  We did not incur any cost of revenue in 2009, as we did not have any sales from its media business as such, we transitioned to a web-based business model.

Operating Expenses

Total operating expenses decreased from $1,244,892 for the year ended December 31, 2008 to $914,048 for the year ended December 31, 2009.   The decrease in total operating expenses was primarily attributable to a decrease in staffing costs, professional fees, and reduction of overhead costs as a result in downsizing our workforce due to the change in our focus to the ValueRichTV platform.

Other Income (Expense)

Other income (expenses) were $199,477 for the year ended December 31, 2009 as compared to $165,045 for the year ended December 31, 2008 for an increase of $34,432.  For the year ended December 31, 2009 our unrealized gains decreased by approximately $274,000 compared to the year ended December 31, 2008.  However, in 2008, we recognized a $278,560 loss on impairment of joint venture.  Our dividend and interest income increased approximately $8,000 and other income increased approximately $20,000 for the year ended December 31, 2009 compared to 2008.

Net Loss

Net loss for the year ended December 31, 2009 as compared to the year ended December 31, 2008 decreased from $1,010,595 to $623,309 primarily as a result of the decrease in professional services, staffing costs and reduction of overhead costs as we have changed the focus of our core business operations to the ValueRichTV platform and selling a significant amount of marketable securities at a gain.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods presented below:

	Year Ended December 31,
	2009	2008
Net cash used in operating activities	$(801,956)	$(780,718)
Net cash provided by (used in) investing activities	928,894	(1,796,909)
Net cash provided by financing activities	(12,998)	(70,000)
Net increase (decrease) in cash and cash equivalents	113,940	(2,647,627)
Cash and cash equivalents at the end of the period	$1,034,848	$920,908

For the year ended December 31, 2009, we had an increase in total cash resources of $113,940. The increase in cash was primarily due to sales of marketable securities and a corresponding gain on sale of $96,664 and a decrease in professional services, staffing costs and reduction of overhead costs

For the year ended December 31, 2008 we had a decrease in total cash resources of $2,647,627. The decrease in cash was due in most part to lack of sales to offset costs and professional and consulting expenses, as well as purchases of $1,670,927 in marketable securities. Noncash stock issuances was $141,732 for the year ended December 31, 2008.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors.  We received $200,000 from a debt security and anticipate raising an additional $1.5 million during the next four to six months through private equity offerings.  In addition, VR Preserve, the Company’s wholly owned subsidiary has $720,000 in escrow for the purpose of bonding a wetland mitigation issue at the recently acquired, Tesoro PreserveDevelopment.  The Company has met with the State of Florida water district and will be settling the wetland issue for $300,000, as such the Company is expecting to get from escrow, the remaining amount $420,000 three to six months.  Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months

Commitments and Contingencies

In January 2009, we entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009. The lease has been renewed for the following 2010 year.

Contractual Obligations

We have one $25,000 convertible note payable outstanding at December 31, 2009. The note was issued in October 2004, accrues interest at 6% per annum, and matured in December 2007. Other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004 and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the note is in default, we have classified the convertible note as short-term.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We base our estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. We re-evaluated our estimates on an ongoing basis; actual results may vary from those estimates.

Marketable Securities

We have designated our investments in marketable securities as trading and available-for-sale. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Investment income is recognized on an accrual basis.

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

Impairment or Disposal of Long-lived Assets

We applied the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

On January 1, 2008, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Our investments in marketable securities are carried at fair value totaling $607,835 and $1,957,993 at December 31, 2009 and 2008, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.
	Fair Value As of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$607,860	$607,860	-	-

For the years ended December 31, 2009 and 2008, we had recognized unrealized net loss on our trading securities in our statement of operations in the amounts of $1,774 and $0, respectively.  For the years ended December 31, 2009 and 2008, we recognized unrealized gains on our available-for-sale securities in the statements of stockholders’ equity in the amounts of $5,800 and $108,000, respectively.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with FASB ASC Topic 815.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized at the date of shipment to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered

In 2008, we had focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com, which was launched during the quarter ended June 30, 2009.  We have not earned any revenue from its old line of financial media products during the year ended December 31, 2009.

For the year ended December 31, 2008, we entered into two consulting agreements to assist foreign-based companies in managing their financial statement reporting, regulatory and compliance issues in the United States.  During 2009, we continued to assist these companies in managing their financial statement reporting.  We do not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (we have performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured.

Income Taxes

Income taxes are provided based upon the asset and liability method of accounting in accordance with ASC Topic 740 “Income Taxes”.  The Company is required to compute deferred income tax assets for net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realizing of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The potential benefits of net operating losses (“NOLs”) have not been recognized in these financial statements because we cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We have an NOL carry forward for income tax reporting purposes that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because we are uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

We are current in our filing of federal income tax returns. We believe that the statutes of limitations for its federal income tax returns are open for years after 2004. We are not currently under examination by the Internal Revenue Service or any other taxing authority.

Our practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  At December 31, 2009 and December 31, 2008, we had no accrued interest or penalties.

Basic and Diluted Losses Per Share

Earnings per share are calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-dilutive effect.

As of December 31, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2009	December 31, 2008
Options	100,000	100,000
Warrants	1,235,715	1,185,715
Convertible notes	67,000	67,000
Total	1,402,715	1,352,715

Stock-Based Compensation

We records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We use the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and our expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Insert

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective and that there have been no occurrences during the period covered by this annual report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of December 31, 2009 was ineffective, due to the identified material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2009:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joseph Visconti	President, Chief Executive Officer and Chief Financial Officer	45	July 26, 2006
David Lemoie	Director	49	March 19, 2008
Philip Verges	Director	44	November 17, 2008

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

David Lemoie.  Mr. Lemoie has served as a member of the board of directors of ValueRich, Inc since March 2007.  For the past 18 years, Mr. Lemoie has practiced law concentrating his practice in the areas of complex commercial, corporate, and bankruptcy litigation, and use, and corporate transactions. Mr. Lemoie is admitted to practice and is a member of the bar in Florida, Rhode Island and Massachusetts. He is also a member of the Federal Bar in the United States District Courts for the Southern and Middle District of Florida, the District of Rhode Island, and the District of Massachusetts, and United States Bankruptcy Courts for the Southern and Middle Districts of Florida. He earned his Juris Doctor degree from Santa Clara University School of Law in 1991, where he was a member of the law school’s moot court team and the trial team. He is a 1986 graduate of the University of Rhode Island, with a Bachelor of Science degree in Civil and Environmental Engineering.

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

The following table sets forth information in respect of the compensation of the Principal Executive Officer, and our three most highly compensated executive officers that were serving as executive officers as of December 31, 2009.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Joseph Visconti, Chairman, President and Chief Executive Officer	2009 2008	180,000 187,940	0 42,000	— —	180,000 229,940

No stock options were issued to or exercised by our senior executive officers during the last fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table states certain information with respect to our equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	3,000,000
Total	-	$-	3,000,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2009  the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

We determine beneficial ownership based on the rules of the Securities and Exchange Commission.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares, which the person has the right to acquire within 60 days.  Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned.

Name and Address (1)	Amount and Nature Of Beneficial Ownership	Percentage of Class

Joseph Visconti	3,666,425	42.29%
Vision Capital Advisors LLC	464,286	5.35%
Spencer Trading	300,000	3.46%

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2009, the aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $26,000.

For the year ended December 31, 2008, the aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $36,000.

Audit Related Fees

For the year ended December 31, 2009, the aggregate fees billed for assurance and related services by Chisholm, Bierwolf & Nilson, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the year ended December 31, 2008, the aggregate fees billed for assurance and related services by Chisholm, Bierwolf & Nilson, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the year ended December 31, 2009 and 2008, Chisholm, Bierwolf & Nilson, LLC did not perform other non-audit professional services, other than those services listed above.

We do not use Chisholm, Bierwolf & Nilson, and LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chisholm, Bierwolf & Nilson, LLC to provide compliance-outsourcing services.

Pre-Approval Policies and Procedures

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chisholm, Bierwolf & Nilson, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our entire board of directors; or

●
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

 (a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ValueRich, Inc.
West Palm Beach,  Florida

We have audited the accompanying balance sheets of  ValueRich, Inc. at December 31, 2009  and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  ValueRich, Inc. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
March 24, 2010

VALUERICH, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,034,848	$920,908
Trade accounts receivable	-	1,713
Prepaid consulting	-	23,333
Investments in marketable securities	607,860	1,957,993

TOTAL CURRENT ASSETS	1,642,708	2,903,947

PROPERTY AND EQUIPMENT, net	424,936	113,547
OTHER LONG TERM ASSETS	139,000	-

TOTAL ASSETS	$2,206,644	$3,017,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	180,019	$240,757
Deferred revenue	15,000	45,000
Convertible note payable	25,000	25,000
Shareholder note payable	-	9,500

TOTAL CURRENT LIABILITIES	220,019	320,257

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,657,124 and 8,669,670 shares issued and outstanding as
of December 31, 2009 and 2008, respectively	86,571	86,696
Additional paid-in capital	7,190,811	7,175,789
Accumulated other comprehensive income	5,800	108,000
Accumulated deficit	(5,296,557)	(4,673,248)

TOTAL STOCKHOLDERS' EQUITY	1,986,625	2,697,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,206,644	$3,017,494

The accompanying notes are an integral part of these financial statements.

VALUERICH, INC.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE	$91,262	$76,583

COST OF REVENUE	-	7,331

GROSS PROFIT	91,262	69,252

OPERATING EXPENSES
Salaries and wages	382,805	505,089
Selling, general and administrative expenses	272,892	329,190
Professional fees	206,786	369,754
Depreciation and amortization expense	51,565	40,859

TOTAL OPERATING EXPENSES	914,048	1,244,892

LOSS FROM OPERATIONS	(822,786)	(1,175,640)

OTHER INCOME (EXPENSES):
Interest expense	(3,500)	(3,002)
Dividend and interest income, net	76,374	64,446
Loss on extinguishment of debt	-	1,400
Loss on impairment of joint venture	-	(278,560)
Unrealized gain (loss) on marketable securities	(1,774)	119,066
Realized gain (loss) on marketable securities	96,664	249,691
Other income	31,713	12,004

TOTAL OTHER INCOME (EXPENSES)	199,477	165,045

LOSS BEFORE PROVISION FOR INCOME TAXES	(623,309)	(1,010,595)

INCOME TAX BENEFIT	-	-

NET LOSS	$(623,309)	$(1,010,595)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on available for sale securities	5,800	108,000

COMPREHENSIVE LOSS	(617,509)	(902,595)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.12)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,661,214	8,488,504

The accompanying notes are an integral part of these financial statements.

VALUERICH, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2007	8,276,542	82,765	7,026,966	-	(3,662,653)	3,447,078

Shares of common stock issued for consulting services	290,000	2,900	85,600	-	-	88,500
Shares of common stock canceled	(25,000)	(250)	(28,500)	-	-	(28,750)
Value of warrants granted for consulting services	-	-	29,954	-	-	29,954
Shares of common stock issued in repayment of note payable	128,128	1,281	61,769	-	-	63,050
Unrealized gain on marketable securities	-	-	-	108,000		108,000
Net loss for period	-	-	-	-	(1,010,595)	(1,010,595)

Balance, December 31, 2008	8,669,670	$ 86,696	$ 7,175,789	$ 108,000	$ (4,673,248)	$ 2,697,237

Value of warrants granted for consulting services	-	-	18,395	-	-	18,395
Retirement of treasury stock	(12,546)	(125)	(3,373)	-	-	(3,498)
Unrealized loss on sale of available-for-sale securities	-	-	-	(88,200)	-	(88,200)
Realized loss on available-for-sale securities	-	-	-	(14,000)	-	(14,000)
Net loss for period	-	-	-	-	(623,309)	(623,309)

Balance, December 31, 2009	8,657,124	$ 86,571	$ 7,190,811	$ 5,800	$ (5,296,557)	$ 1,986,625

The accompanying notes are an integral part of these financial statements.

VALUERICH, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(623,309)	$(1,010,595)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,565	40,858
Unrealized net loss on marketable securities	1,774	-
Unrealized net gain on marketable securities	-	(119,066)
Realized net gain on marketable securities	(96,664)	-
Marketable securities received for consulting services	-	(15,000)
Non-cash consulting expense	56,000	-
Non-cash consulting revenue	(5,000)	-
Common stock issued for services	-	88,500
Loss on impairment of joint venture	-	278,560
Expenses incurred in repayment of note payable	-	22,232
Value of warants granted as payment of interest expense on note payable	-	9,818
Value of warants granted for consulting services	18,395	29,954
Gain on write-off of derivative liability	-	(100,000)
Changes in operating assets and liabilities:
Trade accounts receivable	1,713	(1,713)
Prepaid expenses	23,333	51,667
Accounts payable and accrued expenses	(60,738)	-
Deferred revenue	(30,000)	(55,933)

Net cash used in operating activities	(662,931)	(780,718)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(362,954)	(125,982)
Cash paid on real estate deposit	(139,000)	-
Purchases of marketable securities	(929,448)	(1,670,927)
Proceeds from sale of marketable securities	2,221,271	-

Net cash provided by (used in) investing activities	789,869	(1,796,909)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable	(9,500)	(70,000)
Purchase and retirement of treasury stock	(3,498)	-

Net cash used in financing activities	(12,998)	(70,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	113,940	(2,647,627)

CASH AND CASH EQUIVALENTS, Beginning of period	920,908	3,568,535

CASH AND CASH EQUIVALENTS, End of period	$1,034,848	$920,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,250	$58,193
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible shareholders' note payable	$-	$53,232
Warrants issued in repayment of note payable	$-	$9,818
Change in fair value of securities available for sale	$(88,200)	$108,000
Transfer of marketable security for consulting expense	$56,000	$-
Receipt of marketable securities for consulting revenue	$5,000	$-

The accompanying notes are an integral part of these financial statements.

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

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

Throughout 2008, we have focused on the transition of our old line financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com.

In the first quarter of 2009, the Company became dedicated to a web-based financial media business model.  Until December 2008, ValueRich magazine was published approximately three times per year and was a glossy full-color magazine of approximately 120 pages that was geared toward an affluent readership of investment related professionals and corporate leaders.

By the first quarter of 2009, the Company had launched the second generation of the ValueRich platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to go public and raise capital via a web-based Direct Public Offering (“DPO”) format. Companies that want to raise capital could file their own registration statement through the DPO process and pay the Company for the use of the technology platform and access to its database of financial related professionals to help fund the issuing company’s deal. For the first time, users of the ValueRich technology platform who have verified their qualified investor’s status will be able to discover and participate in Direct Offerings featured on the ValueRich platform. While ValueRich, Inc. is not a registered broker-dealer or investment advisor, soon we will be able to provide companies with technology and marketing tools they need to communicate directly with qualified investors.

During the year ended December 31, 2009, the Company created a business talk show called ValueRich TV, which is being produced at a dedicated studio next door to its headquarters.  Its purpose is to create a successful Wall Street based talk show that can be streamed over the internet for worldwide distribution.  In January 2009, the Company purchased and closed on the building to be used as the studio.

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

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables.  The Company placed its cash with high quality financial institutions and at times may have exceeded the FDIC insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.  As of December 31, 2009 and 2008, the Company had deposits in excess of federally-insured limits totaling $784,848 and $782,283, respectively.  The Company has not experienced any losses in such accounts.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

On January 1, 2008, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s investments in marketable securities are carried at fair value totaling $607,835 and $1,957,993 at December 31, 2009 and 2008, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.
	Fair Value As of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$607,835	$607,835	-	-

For the years ended December 31, 2009 and 2008, the Company recognized unrealized net loss on its trading securities in its statements of operations in the amounts of $1,774 and $0, respectively.  For the years ended December 31, 2009 and 2008, the Company recognized unrealized gains on its available-for-sale securities in its statements of stockholders’ equity in the amounts of $5,800 and $108,000, respectively.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with FASB ASC Topic 815.

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized at the date of shipment to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the product is delivered or service is rendered.

In 2008, the Company has focused on the transition from its old line of financial media products including the ValueRich financial Expos and the ValueRich Magazine to web-based products such as www.WallStreetHDTV.com, the second generation of www.iValueRich.com and www.ValueRichTV.com, which was launched during the quarter ended June 30, 2009.  The Company has not earned any revenue from its old line of financial media products during the year ended December 31, 2009.

For the year ended December 31, 2008, we entered into two consulting agreements to assist foreign-based companies in managing their financial statement reporting, regulatory and compliance issues in the United States.  During 2009, we continued to assist these companies in managing their financial statement reporting.  We do not recognize revenue on its consulting business until persuasive evidence of an arrangement exists, delivery has occurred (we have performed according to the terms of the consulting agreement), the selling price is fixed and determinable, and collectability is reasonably assured.

Income Taxes

Income taxes are provided based upon the asset and liability method of accounting in accordance with ASC Topic 740 “Income Taxes”.  The Company is required to compute deferred income tax assets for net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The realization of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The potential benefits of net operating losses (“NOLs”) have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  At December 31, 2009 and December 31, 2008, the Company had no accrued interest or penalties.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All dilutive securities were excluded from the diluted loss per share due to the anti-dilutive effect.

As of December 31, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2009	December 31, 2008
Options	100,000	100,000
Warrants	1,235,715	1,185,715
Convertible notes	67,000	67,000
Total	1,402,715	1,352,715

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

Reclassification

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Consulting Agreement with Bodisen Biotech

Effective July 1, 2008 and continuing for a period of 2 years, the Company has been engaged to perform strategic business consulting services to Bodisen Biotech. As compensation for the consulting services, Bodisen Biotech has agreed to the following:

(a)	Issue to the Company 400,000 shares of Bodisen Biotech common stock up front;
(b)	Issue to the Company options to purchase 400,000 shares of its common stock. The options will be exercisable at $0.70 per share and will have an exercise period of 5 years;
(c)	Pay the Company $10,000 per month for the 24-month consulting period.

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

For the year ended December 31, 2009 and 2008, the Company has recognized $57,500 and $60,000, respectively, less wire fees, in consulting revenues relating to the cash component of its consulting compensation.

Note 4 – Marketable Securities

The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2009.  Net unrealized gains and losses on trading securities are included in net earnings.  Available-for sale securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity.  The investment in the available-for-sale securities has been valued at $28,800 at December 31, 2009, and accordingly a $5,800 net unrealized gain has been recognized in accumulated other comprehensive income at December 31, 2009 in the accompanying balance sheets.  Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred.  For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of marketable securities, classified as current assets, is as follows at December 31, 2009 and December 31, 2008.

	December 31, 2009

		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities	$23,000	$10,800	$(5,000)	$28,800

Mutual Funds	438,104	87,740	-	525,844
Common Stock	26,574	26,642	-	53,216
Total marketable securities	$487,678	$125,182	$(5,000)	$607,860

	December 31, 2008
		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities	$60,000	$108,000	$-	$168,000

Mutual Funds	1,249,431	97,927	(15,787)	1,331,571
Common Stock	421,497	41,303	(4,378)	458,422
Total marketable securities	$1,730,928	$247,230	$(20,165)	$1,957,993

Investment income for the years ended December 31, 2009 and 2008 consists of the following:

	Year Ended December 31,
	2009	2008
Gross realized gains from sale of trading securities	$177,545	$281,551
Gross realized losses from sale of trading securities	(94,881)	(31,860)
Gross realized gains from sale of available-for-sale securities	14,000	-
Dividend and interest income	76,374)	64,446
New unrealized holding gain	(1,774)	119,006
Net investment income	$171,264	$433,143

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses which management considers to be other-than-temporary impairments at December 31, 2009 or 2008.

Proceeds from the sale of investments in trading securities during 2009 and 2008 were $929,423 and $1,670,927, respectively. As of December 31, 2009 and 2008, the Company had no significant concentration of market risk related to investments.

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

Note 5 – Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Building	$225,682	$-
Computers and equipment	140,848	31,859
Furniture and fixtures	33,427	29,366
Leasehold improvements	89,875	82,257
Website	71,745	55,140
	561,577)	198,622
Accumulated depreciation	(136,641)	(85,075)
Fixed assets, net	$424,936	113,547

Depreciation expense for the year ended December 31, 2009 and 2008 amounted to $51,565 and $40,859, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities at December 31, 2009 and 2008 were comprised of the following:

	2009	2008

Accounts payable	$158,119	$216,252
Accrued interest	7,500	6,000
Other accrued expenses	14,400	18,505
Total	$180,019	$240,757

Note 7 - Operating Lease and Other Commitments

In January 2009, the Company entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.  The Company has renewed the lease for the 2010 for one year.  As of December 31, 2009 and 2008, rent expense was $38,280 and $36,000, respectively.

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

Note 8 - Debt

The Company’s debt at December 31, 2009 and 2008 is detailed as follows:

	2009	2008

Shareholders Notes Payable:
Notes payable to an individual 10% interest accrued, Issued 12/03, Matures 5/09	-	9,500

Convertible Notes Payable:
Note payable to an individual 6% interest accrued, Issued 10/04, convertible Matured 12/07 (in default)	25,000	25,000

In addition to the information stated above, other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004; 3) a debt penalty to include the issuance of additional shares upon conversion totaling 15% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before December 31, 2004 and 4) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share.  As the convertible note payable is in default at December 31, 2009, the Company has classified the note as short-term in its accompanying balance sheets.

The Company has adopted FASB ASC 470-20 “Debt – Debt with Conversion and Other Options.” During 2004 and 2005 we incurred debt with a conversion feature that provides for a rate of conversion, but with no trading market value there was no beneficial conversion feature to record.

The Company repaid $9,500 and $25,000 of its shareholder notes payable in cash during the years ended December 31, 2009 and 2008, respectively.

Note 9 – Equity

On March 31, 2008, the Company issued 290,000 shares of its common stock to four consultants for strategic, financial and business consulting services performed in 2008.

On September 30, 2008, the Company canceled 25,000 shares of its common stock issued in 2007 for software development services related to its intangible asset.

On October 1, 2008, the Company issued 128,128 shares of common stock and 50,000 warrants (see Note 12) in repayment of a convertible note payable with a face amount of $25,000.

On April 29, 2009, the Company had purchased and retired 12,546 shares of its own common stock for $3,498.  In August 2008, we implemented a stock repurchase program for up to $400,000 shares of our common stock on the open market.

ValueRich, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2009 and 2008

Note 10 — Warrants and Deferred Financing costs

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable and for consulting services.

A summary of warrant activity for the years ended December 31, 2009 and 2008 is presented below:

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

A summary of the status of unvested warrants as of December 31, 2009 and changes during the period then ended, is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Nuimber of Shares	Weighted Average Exercise Price

$0.25	50,000	1.21	$0.25	50,000	$0.25
0.35	100,000	1.88	0.35	100,000	0.35
0.50	50,000	1.27	0.50	50,000	0.50
1.00	50,000	3.09	1.00	50,000	1.00
1.40	57,143	1.09	1.40	57,143	1.40
1.70	464,286	1.52	1.70	464,286	1.70
2.00	464,286	1.52	2.00	464,286	2.00
	1,235,715			1,235,715

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

On March19, 2009, the Company granted 50,000 warrants to purchase common stock at $0.25 in connection to consulting services.  The warrants were valued at $18,395 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 184%; (3) risk-free interest rate of 0.87%, and expected life of 2 years.

The following table summarizes the changes in Options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in connection with a joint venture agreement entered into with Verdund Legal in 2007.  This joint  venture agreement was terminated in the fourth quarter of 2008

			Options Outstanding		Options Exercisable
Year	Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
2009	1.00	100,000	1.00	$1.00	100,000	$1.00
2008	1.00	100,000	2.00	$1.00	100,000	$1.00

Note 11 – Termination of Agreement with StarLight Investments, LLC

On August 20, 2008, pursuant to a letter agreement (the “Letter Agreement”), the Company and Starlight Investments, LLC (“StarLight”) terminated  the Stock Purchase Agreement (the “Agreement”), dated as of May 20, 2008, by and between the Company and Starlight.

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

Note 12 - Related Party Transactions

The company leases office space from Mr. Visconti, the Company’s CEO and President. See Note 9.

Various shareholders have made loans to the company. These loans are convertible into common stock of the Company at a rate of $0.60 per share. See Note 8.

Note 13 - Income Taxes

Net operating losses for tax purposes of approximately $5,128,053 at December 31, 2009 are available for carryover. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover.  The net operating losses will expire at 2025.  The Company has provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to their limited operating history.   In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Federal income tax (benefit) rate	-34.0%	-34.0%
State tax (benefit), net of federal benefit	-3.6%	-3.6%
Share-based payments for services	1.1%	0.0%
Unrealized gain on trading securities	0.1%	0.0%
Increase in valuation allowance	36.4%	37.6%
Effective income tax rate	0.0%	0.0%

The components of income tax expense are as follows:

	2009	2008
Current federal income tax	-	-
Current state income tax	-	-
Deferred taxes	234,545	382,201
Valuation allowance	(234,545)	(382,201)
	-	-

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Federal net operating loss	$1,707,733	$1,513,945
State net operating loss	292,329	259,156
Share-based paymens for services	39,019	32,102
Unrealized loss on trading security	667	-
Valuation allowance	(1,995,646)	(1,760,434)
Total deferred tax assets	44,102	44,769
Deferred tax liabilities:
Unrealized gain	(44,102)	(44,769)
Total deferred tax asset liabilities	(44,102)	(44,769)
Net deferred tax asset (liability)	$-	$-

During the year ended December 31, 2009, the Company did not utilize its federal net operating loss carry-forwards.

The Company adopted adopted ASC Topic 740 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2009, that would, if recognized, affect the effective tax rate.

Note 14 – Subsequent Events

On January 20, 2010, the Company’s wholly owned subsidiary, VR Preserve Development, LLC (the “VR P”), acquired certain assets related to the Tesoro Preserve Development located in Port St. Lucie, Florida, (“the Development”) from an unaffiliated third party.  Included in the asset purchase was six (6) waterfront single-family residential lots, seventy-six (76) single family residential lots, approximately seven (7) acre commercially zoned parcel, and certain related Appurtenances, Improvements, Personal Property, Intangible Property, Assigned Agreements, Leases, Interests as Declarant under the Master Declaration, and Association Rights as defined in the Contract for Sale and Purchase (Tesoro Preserve) (the “Contact”) dated December 31, 2009 between Ginn-La Wilderness Ltd., LLL and Seaboard Home Building, Corp. (the “Assignor”), which was assigned to VR P pursuant to an Assignment of Contract (the “Assignment”) that it entered into with the Assignor.   As Declarant of the Development, the VR P has the right to require homebuilders to enter into Developer’s Homebuilding Royalty Agreements with the VR P entitling the VR P to certain development fees as defined in the agreements.  As consideration for the acquisition, the VR P paid $250,000 in cash.  With the purchase of the Tesoro Preserve Development assets, the Company has gained control over a $1.4 million receivable owed to the Tesoro Preserve Development Property Owners Association (“POA”) resulting from unpaid POA fees from many of the 440 property owners within the development.

The Assignment provides that the VR Preserve, the Company’s wholly owned subsidiary  will have complete management control and receive all proceeds from the sale of the lots described above and obligates the VR Preserve to fund all monies required to be paid and expended under the Contract, including the expenses described under the Contract. The Assignment also provides that VR Preserve will pay the Assignor its due diligence expenses incurred to date, $135,000 at closing and that the Assignor will receive 600,000 shares of the Company’s common stock.  In addition, the Assignor will retain control of the builder’s program, have the exclusive right to do the infrastructure work that remains to be completed at Tesoro Preserve and will and equally split any royalties with the VR Preserve.

As additional consideration for the purchase, the VR Preserve entered into a Development Agreement under which it agreed to complete certain development work as defined in the Development Agreement, including construction of a social club, installation of infrastructure, and the design and construction of an entrance to the Development.  As required by the Development Agreement, the VR Preserve deposited approximately $1,400,000 that was lent to it from the Company with an escrow agent representing the estimated costs to complete the work under the Development Agreement.

On February 10, 2010, the Company entered into a one year promissory note agreement with a non-related party in the amount $200,000.  The note bears an interest rate of 6% with monthly interest only payments commencing on March 10, 2010 and is due on February 10, 2011, or when the Company raises a minimum of $1,500,000 of investor capital whichever transpires first.  Upon occurrence of an event of default the principal and any accrued or unpaid interest is immediately due.