Form 10-K/A
period 2009-12-31
VALUERICH INC
filed 2010-03-31
CIK 1349892

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 8,657,124 shares as of March 31, 2010 .

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

On January 20, 2010, the Company (the “Assignee) entered into an Assignment of Contract with Seaboard Homebuilding (the “Assignor”).   As partial consideration of obtaining assignment rights to the property, the Company paid $139,000 and issued 600,000 shares of common stock to the Assignor.  As a result, the Assignor transferred all rights, title and interest held, to the Company.  As such, the Company assumes and agrees to perform all the remaining and executor obligations of the Assignor under the contract and agrees to indemnify and hold the Assignor harmless from any claim or demand resulting from non-performance by the Company.  As additional consideration for the purchase, the Company loaned an additional amount of $1.4 million to one of its wholly owned subsidiary, VR Preserve Development, ("VR Preserv"), to pay the estimated costs to complete the work under the Development Agreement, entered into on January 15, 2010 between the Sellor of the property and VR Preserve.  The Company will also advance the remaining capital outlay of $100,000 in 2010.

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

Other Income (Expense)

Other income (expenses) were $199,477 for the year ended December 31, 2009 as compared to $165,045 for the year ended December 31, 2008 for an increase of $34,432.  For the year ended December 31, 2009 our unrealized gains and realized gains decreased by approximately $120,000 and $153,000, respectively, compared to the year ended December 31, 2008.  However, in 2008, we recognized a $278,560 loss on impairment of joint venture.  Our dividend and interest income increased approximately $12,000 and other income increased approximately $20,000 for the year ended December 31, 2009 compared to 2008.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods presented below:

	Year Ended December 31,
	2009		2008
Net cash used in operating activities	$	(662,931)	$(780,718)
Net cash provided by (used in) investing activities		789,869	(1,796,909)
Net cash provided by financing activities		(12,998)	(70,000)
Net increase (decrease) in cash and cash equivalents		113,940	(2,647,627)
Cash and cash equivalents at the end of the period		$1,034,848	$920,908

For the year ended December 31, 2009, we had an increase in total cash resources of $113,940. The increase in cash was primarily due to sales of marketable securities and a decrease in professional services, staffing costs and reduction of overhead costs

For the year ended December 31, 2008 we had a decrease in total cash resources of $2,647,627. The decrease in cash was due in most part to lack of sales to offset costs and professional and consulting expenses, as well as purchases of $1,670,927 in marketable securities. Noncash stock issuances was $141,732 for the year ended December 31, 2008.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors.  We received $200,000 from a debt security and anticipate raising an additional $1.5 million during the next four to six months through private equity offerings.  In addition, VR Preserve, the Company’s wholly owned subsidiary has $720,000 in escrow for the purpose of bonding a wetland mitigation issue at the recently acquired, Tesoro PreserveDevelopment.  The Company has met with the State of Florida water district and will be settling the wetland issue for $300,000, as such the Company is expecting to get from escrow, the remaining amount $420,000 within three to six months.  Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months

Commitments and Contingencies

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

Purchases of marketable securities during 2009 and 2008 were $929,448 and $1,670,927, respectively.

Proceeds from the sale of investments in trading securities during 2009 and 2008 were $2,221,271 and $0, respectively. As of December 31, 2009 and 2008, the Company had no significant concentration of market risk related to investments.

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

A summary of warrant activity for the years ended December 31, 2009 and 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, January 1, 2008	2,376,494	$2.00	0.37	$-
Granted	200,000	0.55
Exercised	-	-
Expired	(1,390,779)	1.89
Outstanding, December 31, 2008	1,185,715	1.61	2.59	-

Exercisable, December 31, 2008	1,185,715	1.61	2.59	-

Outstanding, January 1, 2009	1,185,715	1.61	2.59	-
Granted	50,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2009	1,235,715	1.55	1.82	13

Exercisable, December 31, 2009	1,235,715	$1.55	1.82	$13

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

The following table summarizes the changes in Options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in connection with a joint venture agreement entered into with Verdund Legal in 2007.  This joint  venture agreement was terminated in the fourth quarter of 2008.

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

Note 12 - Related Party Transactions

The company leases office space from Mr. Visconti, the Company’s CEO and President. See Note 7 .

Various shareholders have made loans to the Company . These loans are convertible into common stock of the Company at a rate of $0.60 per share. See Note 8.

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

On February 10, 2010, the Company entered into a one year promissory note agreement with a non-related party in the amount $200,000.  The note bears an interest rate of 6% with monthly interest only payments commencing on March 10, 2010, and is due on February 10, 2011, or when the Company raises a minimum of $1,500,000 of investor capital whichever transpires first.  Upon occurrence of an event of default the principal and any accrued or unpaid interest is immediately due.