Form 10-Q
period 2010-03-31
VALUERICH INC
filed 2010-05-18
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-52404

VALUERICH, INC.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2102385 (I.R.S. Employer Identification No.)

1804 N. Dixie Highway, Suite A, West Palm Beach, Florida (Address of principal executive offices)	33407 (Zip Code)

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

As of May 17, 2010, the Company had outstanding 8,657,124 shares of common stock, par value $0.01.

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements

VALUERICH, Inc.
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,
	2010	December 31,
	(unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,055	$1,034,848
Investments in marketable securities	77,760	607,860
Current portion of Note Receivable	330,000	-
Deferred financing costs	25,568	-
TOTAL CURRENT ASSETS	480,383	1,642,708

PROPERTY AND EQUIPMENT, net	397,696	424,936

OTHER ASSETS
Investment in real estate	959,432	139,000
Note receivable, less current portion	474,251	-
TOTAL OTHER ASSETS	1,433,683	139,000

TOTAL ASSETS	$2,311,762	$2,206,644

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$231,653	$180,019
Deferred revenue	-	15,000
Convertible note payable	25,000	25,000
Note Payable, net of debt discount of $30,671 and $0
as of March 31, 2010 and December 31, 2009	169,329	-
TOTAL CURRENT LIABILITIES	425,982	220,019

TOTAL LIABILITIES	$425,982	$220,019

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,657,124 shares issued and outstanding as
of March 31, 2010 and December 31, 2009.	86,571	86,571
Additional paid-in capital	7,190,811	7,190,811
Accumulated other comprehensive income	54,760	5,800
Accumulated deficit	(5,446,362)	(5,296,557)

TOTAL STOCKHOLDERS' EQUITY	1,885,780	1,986,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,311,762	$2,206,644

The accompanying notes are an integral part of these financial statements.

VALUERICH, Inc.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

REVENUE	$15,000	37,485

COST OF REVENUE	-	-

GROSS PROFIT	15,000	37,485

OPERATING EXPENSES
Salaries and wages	72,141	106,996
Selling, general and administrative expenses	61,033	48,680
Professional fees	27,586	95,486
Depreciation and amortization expense	27,241	11,965

TOTAL OPERATING EXPENSES	188,001	263,127

LOSS FROM OPERATIONS	(173,001)	(225,642)

OTHER INCOME (EXPENSES):
Interest expense	(8,881)	-
Dividend and interest income, net	17,325	20,357
Unrealized gain (loss) on marketable securities	3,260	(138,779)
Realized gain (loss) on marketable securities	7,492	65,236
Other income	4,000	10,546

TOTAL OTHER INCOME (EXPENSES)	23,196	(42,640)

LOSS BEFORE PROVISION FOR INCOME TAXES	(149,805)	(268,282)

INCOME TAX BENEFIT	-	-

NET LOSS	$(149,805)	$(268,282)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on available for sale securities	48,960	108,000

COMPREHENSIVE LOSS	(100,845)	(160,282)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	8,657,124	8,669,670

The accompanying notes are an integral part of these financial statements.

VALUERICH, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND YEAR ENDED DECEMBER 31, 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2008	8,669,670	$86,696	$7,175,789	$108,000	$(4,673,248)	$2,697,237

Value of warrants granted for consulting services	-	-	18,395	-	-	18,395
Retirement of treasury stock	(12,546)	(125)	(3,373)	-	-	(3,498)
Unrealized loss on sale of available-for-sale securities	-	-	-	(88,200)	-	(88,200)
Realized loss on available-for-sale securities	-	-	-	(14,000)	-	(14,000)
Net loss for period	-	-	-	-	(623,309)	(623,309)

Balance, December 31, 2009	8,657,124	$86,571	$7,190,811	$5,800	$(5,296,557)	$1,986,625

Realized net gain on available-for-sale securities	-	-	-	48,960	-	48,960
Net loss for period	-	-	-	-	(149,805)	(149,805)

Balance, March 31, 2010 (unaudited)	8,657,124	$86,571	$7,190,811	$54,760	$(5,446,362)	$1,885,780

The accompanying notes are an integral part of these financial statements.

VALUERICH, Inc.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(149,805)	$(268,282)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,240	11,965
Unrealized net loss on marketable securities	-	138,779
Unrealized net gain on marketable securities	3,260	-
Realized gain on sale of marketable securities	7,492	(65,236)
Marketable securities received for consulting services	-	-
Amortization of deferred financing costs	2,492	-
Amortization of debt discount	4,381
Value of warants granted for consulting services	-	18,395
Changes in operating assets and liabilities:		-
Trade accounts receivable	-	(10,371)
Prepaid expenses	-	21,778
Accounts payable and accrued expenses	(9,945)	3,822
Deferred revenue	(15,000)	(7,500)

Net cash used in operating activities	(129,885)	(156,650)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(328,181)
Purchase of marketable securities	-	(929,423)
Investment in real estate	(820,432)	-
Investment in note receivable	(791,927)	-
Proceeds from sale of marketable securities	582,511	2,251,103

Net cash provided by (used in) investing activities	(1,029,848)	993,499

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	200,000	-
Payment of financing costs of note payable	(18,305)	-
Payment of offering costs for future debt offering	(9,755)	-

Net cash used in financing activities	171,940	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(987,793)	836,849

CASH AND CASH EQUIVALENTS, Beginning of period	1,034,848	920,908

CASH AND CASH EQUIVALENTS, End of period	$47,055	$1,757,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by ValueRich, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  .  All intercompany accounts and transactions have been eliminated within the consolidation.  Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.   Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables.  The Company placed its cash with high quality financial institutions and at times may have exceeded the FDIC insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.  As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of FDIC limits totaling $0 and $784,848, respectively.  The Company has not experienced any losses in such accounts.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

The Company’s investments in marketable securities are carried at fair value totaling $77,760 and $607,860 at March 31, 2010 and December 31, 2009, respectively. The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.

	Fair Value As of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Investments in marketable securities	$77,760	$77,760	-	-

For the three months ended March 31, 2010, the Company recognized net unrealized gains on its trading securities in its statements of operations in the amounts of $3,260.   For the three months ended March 31, 2009, the Company recognized net unrealized losses on its trading securities in its statements of operations in the amount of $138,779.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  At March 31, 2010 and December 31, 2009, the Company had no accrued interest or penalties.

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

As of March 31, 2010 and December 31, 2009, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	March 31, 2010 (unaudited)	December 31, 2009
Options	100,000	100,000
Warrants	1,235,715	1,235,715
Convertible notes	67,000	67,000
Total	1,402,715	1,402,715

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

Recent Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Marketable Securities

The Company invests its available operating funds primarily in high-yield mutual funds that hold common stock of U.S. companies with large market capitalizations.  The Company also invests in common stock of U.S. companies with large market capitalizations.  Management’s objective is to identify common stocks and mutual funds with holdings that are under-valued with potential for short-term (under one-year holding period) appreciation.  The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities at March 31, 2010 and December 31, 2010.  Net unrealized gains and losses on trading securities are included in net earnings.  Available-for sale securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholder's equity.  The investment in the available-for-sale securities has been valued at $77,760 at March 31, 2010, and accordingly a $54,760 net unrealized gain has been recognized in accumulated other comprehensive income at March 31, 2010 in the accompanying balance sheets.  Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred.  For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of marketable securities, classified as current assets, is as follows at March 31, 2010 and December 31, 2009.

	March 31, 2010
		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities	$23,000	$59,760	(5,000)	$77,760

Mutual Funds		-	-	-
Common Stock	-	-	-	-
Total marketable securities	$23,000	$59,760	$(5,000)	$77,760

	December 31, 2009
		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities	$23,000	$10,800	$(5,000)	$28,800

Mutual Funds	438,104	87,740	-	525,844
Common Stock	26,574	26,642	-	53,216
Total marketable securities	$487,678	$125,182	$(5,000)	$607,860

Investment income for the three months ended March 31, 2010 and 2009 consists of the following:

	Three months ended March 31,
	2010	2009
Gross realized gains from sale of trading securities	$7,492	$171,187
Gross realized losses from sale of trading securities	-	(105,951)
Dividend and interest income	17,325	20,357
Net unrealized holding gain	3,260	(138,779)
Net investment income	$28,077	$(53,186)

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses that management considers to be other-than-temporary impairments at March 31, 2010 and December 31, 2009.

There were no purchases of marketable securities during the three months ended March 31, 2010.

Proceeds from the sale of investments in trading securities during the three months ended March 31, 2010 and 2009 was $582,511 and $2,254,348, respectively.

Note 4 – Note Receivable

On January 19, 2010, the Company entered into a four year 8% note receivable agreement with Tesoro Preserve Property Owners Association Inc., with monthly payments of principal and interest totaling $15,000 commencing on February 19, 2010.  Any unpaid principal or interest is due in full upon the earlier of January 14, 2010 or the turnover of the development to the property owners.  Upon the event of default, interest will be accrued based on 15% from the date of default.  As of March 31, 2010 the note reicevable balance was $804,251.

Note 5 – Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010 (unaudited)	December 31, 2009
Building	$225,682	$225,682
Computers and equipment	140,848	140,848
Furniture and fixtures	33,427	33,427
Leasehold improvements	84,023	89,875
Website	71,745	71,745
	555,725	561,577
Accumulated depreciation	(158,029)	(136,641)
Fixed assets, net	$397,696	$424,936

Depreciation expense amounted to $27,240 and $11,965 for the three months ended March 31, 2010 and 2009, respectively

Note 6 – Accounts Payable and Accrued Expenses

Accrued expenses and other liabilities comprises of the following:

	March 31, 2010 (unaudited)	December 31, 2009
Acounts payable	$158,000	$158,119
Accrued interest	9,508	7,500
Other accrued expenses	64,145	14,400
Total	$231,653	$180,019

Note 7 – Operating Lease and Other Commitments

In January 2009, the Company entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.  The Company has renewed the lease for the 2010 for one year.  During the three months ended March 31, 2010 and 2009, rent expense was $38,280 and $36,000, respectively.

Note 8 – Promissory Note

On February 10, 2010, the Company issued a 6% promissory note for one year in the amount of $200,000.  Accrued interest is due on a monthly basis commencing on March 10, 2010.  Any unpaid interest and outstanding principal balance is payable and due on February 10, 2011 or when the Company raises a minimum of $1,500,000 of Investor capital, which ever event transpires first.  The Company had capitalized $18,305 in connection to the issuance of the note payable and will amortize the financing costs based on the term of the note of one year.  In lieu of the note, the holder will be issued 250,000 shares of the Company’s common stock.  The Company fair valued the cost of these shares at the date of note issuance and recorded a discount in the amount of $35,052 which will be amortized based on the life of note of one year.

The Company had recorded interest expense relating to the note payable of $4,125 for the three months ended March 31, 2010.

The Company had amortized $4,381 of the debt discount for the three months ended March 31, 2010.

Note 9 – Debt

	March 31, 2010 (unaudited)	December 31, 2009
Convertible Notes Payable:

Note payable to an individual 6% interest accrued, Issued 10/04, convertible Matured 12/07 (in default)	25,000	25,000

In addition to the information stated above, other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004; and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the convertible note payable is in default at March 31, 2010, the Company has classified the note as short-term in its accompanying balance sheets.

The Company has adopted FASB ASC 470-20 “Debt – Debt with Conversion and Other Options.” During 2004 and 2005 we incurred debt with a conversion feature that provides for a rate of conversion, but with no trading market value there was no beneficial conversion feature to record.

The Company recorded $375 and $613 in interest expense for the three months ended March 31, 2010 and 2009, respectively.

Note 10 – Equity

The Company did not issue shares of its common stock during the three months ended March 31, 2010.

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

A summary of warrant activity for the three months ended March 31, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, January 1, 2008	2,376,494	$2.00	0.37
Granted	200,000	0.55
Exercised	-	-
Expired	(1,390,779)	1.89
Outstanding, December 31, 2008	1,185,715	1.61	2.59

Exercisable, December 31, 2008	1,185,715	1.61	2.59

Outstanding, January 1, 2009	1,235,715	1.61	2.59
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2010 (unaudited)	1,235,715	1.55	1.32

Exercisable, March 31, 2010 (unaudited)	1,235,715	$1.55	1.32

Note 11 – Related Party Transactions

The Company leases a 1,750 square foot office facility at $3,190 per month ($38,280 per year) from Joseph C. Visconti CEO and President. See Note 7.

Note 13 – Subsequent Events

The Company has performed an evaluation of subsequent events through May 14, 2010, which is the date the consolidated financial statements were issued and no additional significant subsequent events warrant disclosure

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2009 included in our Form 10K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

For the purpose of managing, developing and selling the recently acquired Tesoro Preserve assets, the Company authorized the creation of the following four new LLC’s: 1)VR Preserve Development, LLC., (2)VR Premier Holdings, LLC., (3)VR Circle Holdings, LLC., and (4)Tesoro Preserve Development Fund, LLC.  The first (3) three LLC’s are specifically for the purpose of managing, developing and selling the assets.  The fourth LLC, Tesoro Preserve Opportunity Fund, LLC is a newly formed company with its main business strategy being the acquisition, development, management and sale of real estate assets, located within the Tesoro Preserve Development, in Port St. Lucie, Florida.  Tesoro Preserve Opportunity Fund LLC’s goal is to acquire up to 200 single family lots within the Tesoro Preserve Development, that are either bank owned, in the process of foreclosure, non-performing assets for the mortgage holders or properties facing liens from unpaid POA fees and unpaid back property taxes. The intent is to capitalize on discounted pricing, current market conditions and the banks’ desire to remove these particular assets from their balance sheets leveraging VR Preserve as developer of the project.

On January 20, 2010, the Company (the “Assignee) entered into an Assignment of Contract with Seaboard Homebuilding (the “Assignor”).   As partial consideration of obtaining assignment rights to the property, the Company paid $139,000 and issued 600,000 shares of common stock to the Assignor.  As a result, the Assignor transferred all rights, title and interest held, to the Company.  As such, the Company assumes and agrees to perform all the remaining and executor obligations of the Assignor under the contract and agrees to indemnify and hold the Assignor harmless from any claim or demand resulting from non-performance by the Company.  As additional consideration for the purchase, the Company loaned an additional amount of $1.4 million to one of its wholly owned subsidiary, VR Preserve Development, to pay the estimated costs to complete the work under the Development Agreement, entered into on January 15, 2010 between the Seller of the property and VR Preserve.

The Company trades on the NYSE Amex under the trading symbol “IVA.”

Results of Operations

Comparison of the Three Months Ended March 31, 2010 2009

	Three months ended March 31,
	2010	2009	$ Change	% Change

REVENUE	$15,000	$37,485	$(22,485)	-60.0%

COST OF REVENUE	-	-	-	0.0%

GROSS PROFIT	15,000	37,485	(22,485)	-60.0%

OPERATING EXPENSES	188,001	263,127	(75,126)	-28.6%

OTHER INCOME (EXPENSE)	23,196	(42,640)	65,836	-154.4%

NET LOSS	$(149,805)	$(268,282)	$118,477	-44.2%

Revenue and Cost of Revenue

During the three months ended March 31, 2010, we generated $15,000 in revenue that arose primarily from consulting services we provided.  During the same period of 2009 we had revenues of $37,485.

Operating Expenses

Total operating expenses decreased by $75,126 from $263,127 for the three months ended March 31, 2009 to $188,001 for the three months ended March 31, 2010.  The decrease in total operating expenses was due to a decrease in salaries as a result of downsizing and a decrease in consulting services received in the amount of $60,000 and $18,000, respectively.

Other Income (Expense)

Other income (expenses) during the three months ended March 31, 2010 as compared to March 31, 2009 increased by $65,836 from $(42,640) for the three months ended March 31, 2009 to $23,196 for the same period in 2010. This increase is primarily attributable to a net unrealized loss in the amount of $139,000 and net realized gain of $65,000 in marketable securities for the three months ended March 31, 2009, offset by a decrease in interest income for $9,000.  During the three months ended March 31, 2010, the Company sold all trading securities to invest in a development property and fund operations.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $47,055 and we had a working capital deficit of $275,599, compared to cash of $1,034,848 and a working capital of $1,422,689 as of December 31, 2009.  The decrease in working capital is due to an investment purchase of real estate.

The following table sets forth a summary of our cash flows for the periods presented below:

	Three months ended March 31,
	2010	2009
Net cash used in operating activities	$(129,885)	$(156,650)
Net cash (used in) provided by investing activities	(1,029,848)	993,499
Net cash provided by financing activities	171,940	-
Net (decrease)/increase in cash and cash equivalents	(987,793)	836,849
Cash and cash equivalents at the end of the period	$47,055	$1,757,757

For the three months ended March 31, 2010 we had a decrease in total cash resources of $987,793. The decrease was primarily due to purchase of real estate of the Tesoro Preserve Development.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

Commitments and Contingencies

In January 2009, the Company entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.  The Company has renewed the lease for the 2010 for one year.

Contractual Obligations

We have one $25,000 convertible note payable outstanding at March 31, 2010. The note was issued in October 2004, accrues interest at 6% per annum, and matured in December 2007. Other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004 and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the note is in default, we have classified the convertible note as short-term.

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

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Item 3- Quantitive and Qualitative Disclosures About Market Risk

N/A

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2010. This conclusion is based upon material weaknesses of this Company’s disclosure controls and procedures that relate to the following:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
|
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

VALUERICH INC.

Date: May 18, 2010	By:	/s/ Joseph C. Visconti
Joseph C. Visconti, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)