Form 10-Q
period 2010-06-30
VALUERICH INC
filed 2010-08-16
CIK 1349892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

As of August 13, 2010, the Company had outstanding 9,617,124 shares of common stock, par value $0.01.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements
VALUERICH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$319,044	$1,034,848
Investments in marketable securities	-	607,860
Current portion of note receivable - related party	281,163	-
Deferred financing costs	26,280	-
Total current assets	626,487	1,642,708

PROPERTY AND EQUIPMENT, net	381,688	424,936

OTHER ASSETS:
Real estate held for development and sale	1,242,103	139,000
Note receivable - related party, less current portion	416,927	-
Total other assets	1,659,030	139,000
Total assets	$2,667,205	$2,206,644

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$354,612	$180,019
Deferred revenue	-	15,000
Convertible debt	25,000	25,000
Current portion of notes payable, net	178,092	-
Total current liabilities	557,704	220,019

LONG-TERM LIABILITIES:
Note payable, net - less current portion	23,807	-
Obligations to issue comon stock	187,245	-
Total long-term liabilities	211,052	-
Total liabilities	768,756	220,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; 100,000,000 shares authorized;
8,657,124 shares issued and outstanding as
of June 30, 2010 and December 31, 2009	86,571	86,571
Additional paid-in capital	7,190,811	7,190,811
Accumulated other comprehensive income	-	5,800
Accumulated deficit	(5,378,933)	(5,296,557)
Total stockholders' equity	1,898,449	1,986,625
Total liabilities and stockholders' equity	$2,667,205	$2,206,644

See accompanying notes to condensed consolidated financial statements.

VALUERICH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUE:
Consulting income	$-	$30,777	$15,000	$68,262
Real estate sales	268,407	-	268,407	-
Net revenue	268,407	30,777	283,407	68,262

COST OF REVENUE	36,466	-	36,466	-
Gross profit	231,941	30,777	246,941	68,262

OPERATING EXPENSES:
Salaries and wages	55,357	142,124	127,498	249,120
Selling, general and administrative expenses	74,375	79,504	135,408	128,184
Professional fees	62,131	71,638	89,717	167,124
Depreciation and amortization expense	16,007	12,856	43,248	24,821
Total operating expenses	207,870	306,122	395,871	569,249

INCOME (LOSS) FROM OPERATIONS	24,071	(275,345)	(148,930)	(500,987)

OTHER INCOME (EXPENSES):
Interest expense	(16,926)	-	(25,807)	-
Dividend and interest income, net	13,829	19,516	31,154	39,873
Reclassification of holding gain (loss)	(3,260)	67,586	-	(71,193)
Realized gain (loss) on marketable securities	49,715	7,914	57,207	73,150
Other income	-	1,830	4,000	12,376
Total other income	43,358	96,846	66,554	54,206

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	67,429	(178,499)	(82,376)	(446,781)

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$67,429	$(178,499)	$(82,376)	$(446,781)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of holding gains	(54,760)	(32,000)	(5,800)	(92,000)

COMPREHENSIVE INCOME (LOSS)	$12,669	$(210,499)	$(88,176)	$(538,781)

NET INCOME (LOSS) PER SHARE -
BASIC AND DILUTED	$0.01	$(0.02)	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	8,657,124	8,669,670	8,657,124	8,669,670

See accompanying notes to condensed consolidated financial statements.

VALUERICH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(82,376)	$(446,781)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,248	24,821
Unrealized net loss on marketable securities	-	71,193
Realized gain on sale of marketable securities	(57,207)	(73,150)
Amortization of deferred financing costs	7,280	-
Amortization of debt discount	13,144
Value of warrants granted for consulting services	-	18,395
Accrued interest on note receivable - related party	(26,163)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	-	1,713
Increase in prepaid expenses and other current assets	-	12,357
Increase (decrease) in accounts payable and accrued expenses	64,593	(2,697)
Decrease in deferred revenue	(15,000)	(15,000)
Net cash used in operating activities	(52,481)	(409,149)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(356,336)
Purchase of marketable securities	-	(929,423)
Net investment in real estate	(842,103)	-
Investment in note receivable	(791,927)	-
Principal payments on note receivable	120,000
Proceeds from sale of marketable securities	659,267	2,247,235
Net cash provided by (used in) investing activities	(854,763)	961,476

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(9,500)
Proceeds from issuance of notes payable	225,000	-
Payment of financing costs related to issuance of notes payable	(33,560)	-
Net cash provided by (used in) financing activities	191,440	(9,500)

NET INCREASE (DECREASE) IN CASH AND
CASH AND EQUIVALENTS	(715,804)	542,827

CASH AND CASH EQUIVALENTS, Beginning of period	1,034,848	920,908

CASH AND CASH EQUIVALENTS, End of period	$319,044	$1,463,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,500
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

Note 1 - Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of ValueRich, Inc. and Subsidiaries (the “Company”) contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and December 31, 2009 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference, and as they relate to the Company’s real estate activities, which began in 2010, are set forth below.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles  requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis; actual results may vary from those estimates.

Principles of Consolidation

The condensed consolidated financial statements (“financial statements”) include the accounts of ValueRich, Inc. and its wholly-owned subsidiaries; Tesoro Preserve Development, LLC, Tesoro Preserve Opportunity Fund, LLC,  VR Circle Holdings, LLC, and VR Premier Holdings, LLC and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated in consolidation.

Investment in Real Estate Held for Development and Sale

Costs incurred that are directly attributable to the acquisition, development, and construction of real estate are capitalized.  The carrying amount of real estate under development and held for sale is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable.  An impairment loss is recognized if the carrying amount of the real estate is not recoverable.  The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the disposition of the real estate.  If the carrying value is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the real estate over its fair value.  There have been no events or changes in circumstances that indicate that the carrying amount of the real estate may not be recoverable.

Revenue Recognition

The Company recognizes revenue and profit in full on the sale of real estate when 1) a sale is consummated as indicated by a binding agreement, the exchange of all consideration, arrangement of permanent financing, if any, and all conditions precedent to the closing having been met; 2) the buyer’s commitment to pay has been demonstrated and collectibility of the sales price is reasonably assured or the amount that will not be collected can be reasonably estimated; 3) any receivable from the buyer is collateralized by the property and not subject to subordination other than by existing or contemplated liens; and 4) the Company has transferred the usual risks and rewards of ownership to the buyer, is not obligated to perform significant activities after the sale without compensation, and does not otherwise have substantial continuing involvement in the property.

The Company recognizes consulting revenue when persuasive evidence of an arrangement exists, performance has occurred according to the terms of the consulting agreement, the price is fixed and determinable, and collectibility is reasonably assured.

Deferred Financing Costs

Direct costs incurred in connection with the issuance of debt are capitalized and amortized into expenses over the term of the related debt.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company places its cash and cash equivalents with high quality financial institutions which at times may exceed the FDIC insurance limit.  As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of FDIC limits totaling $13,149 and $784,848, respectively.  The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Marketable Securities

The Company has designated its investments in marketable securities as trading and available-for-sale. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. Investment income is recognized on an accrual basis.

The fair value of all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices, if any, is based on similar types of securities that are traded in the market.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

The Company’s investments in marketable securities are carried at fair value totaling $607,860 at December 31, 2009. The Company held no marketable securities as of June 30, 2010.  The Company used Level 1 inputs for its valuation methodology as the securities’ quoted prices are publicly available.

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

The Company is current in its filing of federal income tax returns. The Company believes that the statutes of limitations for its federal income tax returns are open for years after 2006. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  As of June, 2010 and December 31, 2009, the Company had no accrued interest or penalties.

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

As of June 30, 2010 and December 31, 2009, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	June 30, 2010	December 31, 2009
Options	100,000	100,000
Warrants	1,235,715	1,235,715
Convertible notes	67,000	67,000
Total	1,402,715	1,402,715

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009.  The Company’s adoption of this guidance did not have an impact on its financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact, if any, of its adoption on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on its financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company’s adoption of this guidance did not have an impact on its financial statements.

In April 2010, the FASB has issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts").  This application of this guidance did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 – Marketable Securities

The Company invests its available operating funds primarily in high-yield mutual funds that hold common stock of U.S. companies with large market capitalizations.  The Company also invests in common stock of U.S. companies with large market capitalizations.  Management’s objective is to identify common stocks and mutual funds with holdings that are under-valued with potential for short-term (under one-year holding period) appreciation.  The Company’s marketable securities consist of trading and available-for-sale securities, all of which are classified as marketable securities and are carried at their fair value based on the quoted market prices of the securities.  Net unrealized gains and losses on trading securities are included in net earnings.  Available-for sale securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  Realized gains and losses on trading and available-for-sale securities are included in net earnings in the period earned or incurred.  For the purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.  The Company did not hold any marketable securities as of June 30, 2010.

Investment income for the three and six months ended June 30, 2010 and 2009 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross realized gains from sale of trading securities	$49,715	$ 7,914	$ 57,207	$ 177,545
Gross realized losses from sale of trading securities	-	-	-	(104,395)
Dividend and interest income	13,829	19,516	31,154	39,873
Reclassification of holding gain (loss)	(3,260)	67,586	-	(71,193)
Net investment income	$60,284	$ 95,016	$ 88,361	$ 41,830

Management evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses that management considers to be other-than-temporary impairments as of June 30, 2010 and December 31, 2009.

There were no purchases of marketable securities during the six months ended June 30, 2010.

Proceeds from the sale of investments in trading securities were $659,267 and $2,247,235 during the six months ended June 30, 2010 and 2009, respectively, and $76,756 and $10,447 during the three months ended June 30, 2010 and 2009, respectively.

Note 4 – Note Receivable – Related Party

On January 19, 2010, the Company entered into a four year 8% note receivable agreement with Tesoro Preserve Property Owners Association Inc. (“POA”), with monthly payments of principal and interest totaling $15,000 commencing on February 19, 2010.  The note agreement required an initial payment of principal in the amount of $120,000, which was received by the Company during the three months ended June 30, 2010.  Any unpaid principal or interest is due in full upon the earlier of January 14, 2014 or the turnover of the development to the property owners.  Upon the event of default, interest will be accrued based on 15% from the date of default.  As of June 30, 2010 the note receivable balance was $698,090.   The Company’s chief executive officer is the chairman of the board of directors of the POA.

Note 5 – Notes Payable

Notes payable as of June 30, 2010 and 2009 consist of the following:
	2010	2009

On February 10, 2010, the Company issued a 6% one-year promissory note in the amount of $200,000.  Accrued interest is due on a monthly basis commencing on March 10, 2010.  Any unpaid interest and outstanding principal balance is payable and due on the earlier of February 10, 2011 or when the Company raises a minimum of $1,500,000 of Investor capital.  In connection with the issuance of the note, the Company incurred $18,305 of financing costs which will be amortized over the one-year term of the note.  The Company also agreed to issue to the holder 250,000 shares of the Company’s common stock.  The Company allocated $35,052 of the net proceeds from the note to the common stock based on their relative fair value on the date of the note issuance.  The fair value of the common stock was based on quoted market prices and the amount allocated to the common stock is recorded as a discount which will be amortized into expense over the one-year term of the note.  The carrying amount as of June 30, 2010 is net of unamortized discount of $21,908.
	$ 178,092	$ -

On June 18, 2010, the Company issued a note payable in the amount of $25,000 pursuant to a private placement offering (“Offering”) by its wholly owned subsidiary, Tesoro Preserve Opportunity Fund, LLC (“the Fund”).  The proceeds of the note were used to acquire “build ready” home lots, located within the Tesoro Preserve Development that are either bank owned, in foreclosure, or impaired by liens.  The note bears interest at an annual rate of 8% and matures in June 2013 unless repaid early as allowed by the terms of the note.  The holder of note is entitled to 50% of a pro rate share of the profits of the Fund after repayment of all outstanding principle and interest to all investors in the Offering.  Pursuant to the Offering, the Company will issue to the holder of the note, 10,000 shares of common stock.  The Company allocated $1,193 of the net proceeds from the note to the common stock based on their relative fair value on the date of the note issuance.  The fair value of the common stock was based on quoted market prices and the amount allocated to the common stock is recorded as a discount which will be amortized into expense over the three-year term of the note.  The carrying amount as of June 30, 2010 is net of unamortized discount of $1,193.
	23,807	-
Total	201,899	-
Less current portion	(178,092)	-
	$ 23,807	$ -

Note 6 – Convertible Debt

In October 2004, the Company issued a convertible note in the amount of $25,000.  The note bears interest at an annual rate of 6%, matured in December 2007, and is currently in default. The note is convertible into common stock of the Company at a conversion price of $0.60 per share in conjunction with the issuance of the note, the Company also issued a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share.  The balance of the note as of June 30, 2010 and 2009 totaled $25,000.

Note 7 – Related Party Transactions

Operating Lease

In January 2009, the Company entered into a one-year lease agreement with Joseph C. Visconti, CEO and President of the Company, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.  The Company has renewed the lease for an additional year commencing on January 1, 2010.   Rent expense was $12,819 and $9,570 for the three months ended June 30, 2010 and 2009, respectively, and $22,464 and $19,140 for the six months ended June 30, 2010 and 2009, respectively.

Investment in Real Estate

In June 2010, the Company paid $15,200 to an affiliated entity that acquired senior rights to certain properties within the Tesoro Preserve Development that are either bank owned, in foreclosure, or impaired by liens.  Pursuant to its agreement with the affiliated entity, the Company’s payment will be applied to the Company’s acquisition of certain real estate properties to which the affiliated entity will obtain title to pursuant to rights held.  These amounts are included in investment in real estate on the accompanying consolidated balance sheets.

Note 8 – Stockholders’ Equity

The Company did not issue shares of its common stock during the six months ended June 30, 2010.

Obligations to Issue Common Stock

As of  June 30, 2010, the Company is obligated to issue 960,000 shares of its common stock a follows:

	Number of Shares	Amount
On January 20, 2010, the Company agreed to issue 600,000 shares of common stock to the Assignor of rights as part of the Company’s acquisition of the Tesoro Preserve Development. The shares were value based on the trading price of the shares on the date of the agreement.	600,000	$132,000
On February 10, 2010, the Company agreed to issue 250,000 shares of common stock pursuant to the issuance of a note payable in the amount of $200,000. The Company allocated $35,052 of the net proceeds from the note to the common stock based on their relative fair value on the date of the note issuance.	250,000	35,052
On May 19, 2010, the Company agreed to issue 100,000 shares of common stock pursuant to a consultant agreement for the financial reporting services. The shares were value based on the trading price of the shares on the date of the agreement.	100,000	19,000
On June 18, 2010, the Company agreed to issue 10,000 shares of common stock pursuant to the issuance of a note payable in the amount of $25,000. The Company allocated $1,193 of the net proceeds from the note to the common stock based on their relative fair value on the date of the note issuance.	10,000	1,193
Total	960,000	$187,245

The above amounts will be reclassed to stockholders’ equity upon issuance.

Note 9 – Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in connection with the convertible shareholder notes payable and for consulting services.

A summary of warrant activity for the six months ended June 30, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding January 1, 2010	1,235,715	$1.55	1.82
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding	1,235,715	1.55	1.32

Exercisable	1,235,715	$1.55	1.32

Note 10 – Litigation

In June 2010, the Company commenced litigation against China Pharmaceuticals, a publicly traded company for breach of contract and other related claims. The Company alleges that it is entitled to ownership of 20% of the outstanding shares of China Pharmaceuticals pursuant to a May 2009 Consulting Agreement (the “Consulting Agreement”) between the Company and Xian Pharmaceuticals, Ltd, the Chinese-based operating company for China Pharmaceuticals (collectively, “China Pharmaceuticals”).

Pursuant to the terms of the Consulting Agreement, the Company agreed to provide assistance to China Pharmaceuticals in connection with their desire to become a publicly traded company in the United States. In exchange, China Pharmaceuticals agreed to compensate the Company with, among other things, the issuance and transfer of 20% of the shares of the proposed newly formed public company.

In July of 2009, upon the filing of a Form-S1 registration statement under the guidance of the Company, China Pharmaceuticals was fully positioned to become a publicly traded company, accomplishing the goals and objectives of the parties set forth in the Consulting Agreement. However, despite the Company’s good faith performance under the Consulting Agreement, the public offering contemplated by China Pharmaceuticals was never consummated. Instead, China Pharmaceuticals terminated the agreement, cancelled shares validly issued to the Company in the proposed new public company, and then preceded to go public through another source while refusing to compensate the Company.

The Company believes that the attempted “termination” by China Pharmaceuticals is a transparent attempt to circumvent their obligations to the Company in connection with the Consulting Agreement. In 2008, China Pharmaceuticals, with the assistance of the Company, converted its ownership structure to become wholly foreign-owned enterprise (“WFOE”) through the organization of Xian Development Co., Ltd. (“Xian Development”) as a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China. Xian Development was wholly owned by China Qinba Pharmaceuticals, Inc. (“China Qinba”), its holding company in the United States. China Qinba later merged with a Nevada public corporation known as Allstar Restaurants, which changed its name to China Pharmaceuticals. Thus, the Company alleges that Xian Pharmaceuticals and China Pharmaceuticals have reaped the full benefit of the services provided by the Company under the Consulting Agreement to become a publicly traded company in the United States. The Company therefore seeks full compensation for the services it provided.

Note 11 – Subsequent Events

In July 2010, the Company successfully negotiated a decrease in the amount of funds required to satisfy certain obligations assumed as part of its acquisition of the Tesoro Preserve Development.  As result of this decreased obligation, the Company received a payment in the amount of $544,137 from the South Florida Water Management District representing a release of amounts previously escrowed to satisfy the assumed obligations.

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

Our Corporate History

ValueRich, Inc. and its wholly owned subsidiaries (“the Company”) have recently completed a transition of its core business strategy.  ValueRich is engaged in the investment, development and management of real estate assets located in Port St. Lucie, Florida.  In early January of 2010 ValueRich and its wholly owned subsidiary, VR Preserve Development, LLC (the “VR Preserve”), acquired Tesoro Preserve Development assets located in Port St. Lucie, Florida.   The Tesoro Preserve Development is a private 350-acre community with 440 individual home sites in St. Lucie County, Florida.  Included in the asset purchase was six (6) waterfront single-family residential lots, seventy-six (76) single family residential lots, approximately seven (7) acres of commercially zoned land adjacent to the residential community, and certain related Appurtenances, Improvements, Personal Property, Intangible Property, development rights, and a builder’s royalty program associated with the Tesoro Preserve Development.  As of this date, ValueRich still retains ownership of its media based properties including a dedicated studio building with no mortgage and all the video and editing equipment related to the creation, production and distribution of the Company’s previously produced media based content.

ValueRich, Inc., was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006.  We began as a financial media company owning various online and offline media-based properties for corporate and financial professionals. Its properties included 1) iValueRich.com, 2) ValueRich magazine and 3) the ValueRich Small-cap Financial Expo. Until December 2008, ValueRich magazine was published approximately three times per year and was a glossy full-color magazine of approximately 120 pages that was geared toward an affluent readership of investment related professionals and corporate leaders. In the first quarter of 2009, the Company transitioned its media business to a web-based business model.

By the first quarter of 2009, we had launched the second generation of the iValueRich media platform, which added a full spectrum of financial and web-based tools for small-cap companies seeking to raise capital via a web-based Direct Public Offering (“DPO”) format. In addition to the web-based network banking platform, we created a business talk show called The Money Bunker, which was produced at a dedicated studio next door to our headquarters.  The purpose of the show was to create a successful Wall Street based talk show that could be streamed over the internet for worldwide distribution.  In January 2009, we purchased and closed on the building to be used as the studio.

Taking into effect the recession and specifically the pressure put on micro and small cap stocks that were the life blood to our business model, we chose to reduce some of our overhead associated with our media business and focus on leveraging our assets to either buy or acquire a successful company.  We continue to own our media properties and the assets associated with the production and distribution of media content, we are hopeful that sometime in the future we can benefit from our financial media components and infrastructure.

In early 2009, the Company began to search for a company that was hard hit by the recession but remained an opportunity for a publicly traded company with cash.  In October of 2009, we were presented with an opportunity to acquire the Tesoro Preserve Development that came available from the previous owner and lender after they were severely impacted by the downturn in the real estate market in south Florida. The purchase of the development included acquiring assets from the previous developer; among the assets purchased were 82 single-family residential lots and approximately 7 acres of commercially zoned land.  Included in the acquisition, VR Preserve Development, LLC, ValueRich’s wholly owned subsidiary became the master declarant or developer of the Tesoro Preserve Development and assumed control over the Property Owners’ Association (“POA”).  These are special fees assessed by the Property Owners’ Association against its members for the purpose of developing, managing and selling a development of homes.

On January 20, 2010, the Company’s wholly owned subsidiary, VR Preserve Development, LLC (the “VR Preserve”), acquired certain assets related to the Tesoro Preserve Development located in Port St. Lucie, Florida, (“the Development”) from an unaffiliated third party.  The Tesoro Preserve Development is a private 350-acre community with 440 individual home sites in St. Lucie County, Florida.  Included in the asset purchase was six (6) waterfront single-family residential lots, seventy-six (76) single family residential lots, approximately seven (7) acres of commercially zoned parcel located adjacent to the residential community, and certain related Appurtenances, Improvements, Personal Property, Intangible Property, Assigned Agreements, Leases, Interests as Declarant under the Master Declaration, and Association Rights as defined in the Contract for Sale and Purchase, dated December 31, 2009 between Ginn-La Wilderness Ltd., LLL (the “Seller”) and Seaboard Home Building, Corp. (the “Assignor”), which was assigned to the Company pursuant to an Assignment of Contract that the Company had entered into with the Assignor.

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

On January 20, 2010, the Company (the “Assignee) entered into an Assignment of Contract with Seaboard Homebuilding (the “Assignor”).   As partial consideration of obtaining assignment rights to the property, the Company agreed to pay $139,000 and issue 600,000 shares of common stock to the Assignor.  As a result, the Assignor transferred all rights, title and interest held in the Tesoro Preserve Development to the Company.  As such, the Company assumes and agrees to perform all the remaining and executor obligations of the Assignor under the contract and agrees to indemnify and hold the Assignor harmless from any claim or demand resulting from non-performance by the Company.  As additional consideration for the purchase, the Company paid an additional amount of $1.4 million for estimated costs to complete the work under the Development Agreement, entered into on January 15, 2010 between the Seller of the property and VR Preserve.

The Company trades on the NYSE Amex under the trading symbol “IVA.”

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue and Cost of Revenue

Net revenue for the three months ended June 30, 2010, increased by $237,630 to $268,407 compared to $30,777 for the three months ended June 30, 2009.  During the three months ended June 30, 2009, revenue arose primarily from consulting services provided by the Company.  The Company did not recognize cost of revenue directly associated with the consulting revenue.  The Company recognized no consulting revenue during the three months ended June 30, 2010.  During the three months ended June 30, 2010, all of the Company’s revenue was the result of the sale of a residential lot located in the Tesoro Preserve Development acquired in January 2010.  The Company recognized cost of revenue equal to the $36,466 allocated to the individual property sold based on the relative fair value of the property compared to the fair value of all lots purchased.

Operating Expenses

Total operating expenses decreased by $98,252 from $306,122 for the three months ended June 30, 2009 to $207,870 for the three months ended June 30, 2010.  The decrease in total operating expenses was primarily due to a decrease in salaries as a result of downsizing in the amount of $86,767.

Other Income (Expense)

Other income (expenses) decreased by $53,488 from $96,846 for the three months ended June 30, 2009 to $43,358 for the three months ended June 30, 2010. The decrease is primarily attributable to a decrease in net gains on investments in marketable securities in the amount of $29,045 due to the Company having significantly fewer dispositions of marketable securities during the 2010 and an increase in interest expense of $16,926 related to debt issued subsequent to June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenue and Cost of Revenue

Net revenue for the six months ended June 30, 2010, increased by $215,145 to $283,407 compared to $68,262 for the six months ended June 30, 2009.  During the six months ended June 30, 2009, revenue totaling $68,262 arose primarily from consulting services provided by the Company.  The Company recognized consulting revenue totaling $15,000 during the six months ended June 30, 2010.  The Company did not recognize cost of revenue directly associated with consulting revenue.  During the six months ended June 30, 2010, all of the Company’s revenue except for $15,000 of consulting revenue was the result of the sale of a residential property located in the Tesoro Preserve Development acquired in January 2010.  The Company recognized cost of revenue equal to the $36,466 allocated to the individual property sold based on the relative fair value of the property compared to the fair value of all lots purchased.

Operating Expenses

Total operating expenses decreased by $173,378 from $569,249 for the six months ended June 30, 2009 to $395,871 for the six months ended June 30, 2010.  The decrease in total operating expenses was primarily due to a decrease in salaries as a result of downsizing in the amount of $121,622 and a decrease in professional fees in the amount of $77,407; offset by an increase in deprecation expense in the amount of $18,427 resulting from property and equipment acquired during 2009 being depreciated for a full six months compared to less than six months of depreciation in the six months ended June 30, 2009.

Other Income (Expense)

Other income (expenses) increased by $12,348 from $54,206 for the six months ended June 30, 2009 to $66,554 for the six months ended June 30, 2010. The increase is primarily attributable to an increase in net gains on investments in marketable securities in the amount of $55,250 due to the Company disposing of a large portion of its marketable securities during the first quarter of 2010 offset by an increase in interest expense of $25,807 related to debt issued subsequent to June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $319,044 and net working capital of $68,783, compared to cash of $1,034,848 and a working capital of $1,422,689 as of December 31, 2009.  The decrease in working capital was due to the Company’s investments in real estate and related note receivable, which began in January 2010, offset by the sale of real estate in June 2010 for a gross profit and corresponding increase in working capital of $231,941.

For the six months ended June 30, 2010 we had a decrease in total cash resources of $715,804. The decrease in cash is primarily due to the Company’s investment in real estate and related note receivable totaling $1,634,030.  The Company used an additional $52,481 in operations during the six months ended June 30, 2010 compared to net cash used in operations of $409,149 for the six months ended June 30, 2009.  During the six months ended June 30, 2010, the Company collected $120,000 of principal on the note receivable related to its investment in real estate, issued debt for net proceeds of $191,440, and sold marketable securities for net proceeds of $659,267.

In July 2010, the Company successfully negotiated a decrease in the amount of funds required to satisfy certain obligations assumed as part of its acquisition of the Tesoro Preserve Development.  As result of this decreased obligation, the Company received a payment in the amount of $544,137 from the South Florida Water Management District representing a release of amounts previously escrowed to satisfy the assumed obligations.

We have spent, and expect to continue to spend, substantial amounts in connection with the implementation of our business strategy, including our revisions to our current lines of business and our future endeavors. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

Commitments and Contingencies

In January 2009, the Company entered into a one year lease agreement with Joseph C. Visconti, CEO and President, to lease a 1,750 square foot office facility for $3,190 per month ($38,280 per year) commencing January 1, 2009 and terminating on December 31, 2009.  The Company has renewed the lease for one year effective January 1, 2010.

In June 2010, the Company commenced litigation against China Pharmaceuticals, a publicly traded company for breach of contract and other related claims. The Company alleges ownership of 20% of the outstanding shares of China Pharmaceuticals pursuant to a May 2009 Consulting Agreement (the `Consulting Agreement') between the Company and Xian Pharmaceuticals, Ltd, the Chinese-based operating company for China Pharmaceuticals (`collectively, China Pharmaceuticals').”

Pursuant to the terms of the Consulting Agreement, the Company agreed to provide assistance to China Pharmaceuticals in connection with their desire to become a publicly traded company in the United States. In exchange, China Pharmaceuticals agreed to compensate the Company with, among other things, the issuance and transfer of 20% of the shares of the proposed newly formed public company.

In July of 2009, upon the filing of a Form-S1 registration statement under the guidance of the Company, China Pharmaceuticals was fully positioned to become a publicly traded company, accomplishing the goals and objectives of the parties set forth in the Consulting Agreement. However, despite the Company’s good faith performance under the Consulting Agreement, the public offering contemplated by China Pharmaceuticals was never consummated. Instead, China Pharmaceuticals terminated the agreement, cancelled shares validly issued to Company in the proposed new public company, and then preceded to go public through another source while refusing to compensate the Company.

The Company believes that the attempted “termination” by China Pharmaceuticals is a transparent attempt to circumvent their obligations to the Company in connection with the Consulting Agreement. In 2008, China Pharmaceuticals, with the assistance of the Company, converted its ownership structure to become wholly foreign-owned enterprise (“WFOE”) through the organization of Xian Development Co., Ltd. (“Xian Development”) as a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China. Xian Development was wholly owned by China Qinba Pharmaceuticals, Inc. (“China Qinba”), its holding company in the United States. China Qinba later merged with a Nevada public corporation known as Allstar Restaurants, which changed its name to China Pharmaceuticals. Thus, the Company alleges that Xian Pharmaceuticals and China Pharmaceuticals have reaped the full benefit of the services provided by the Company under the Consulting Agreement to become a publicly traded company in the United States. The Company therefore seeks full compensation for the services it provided.

Contractual Obligations

We have a $25,000 convertible note payable outstanding at June 30, 2010. The note was issued in October 2004, accrues interest at 6% per annum, and matured in December 2007. Other material terms of the convertible debt instruments include: 1) a conversion price of $0.60 per share; 2) a debt penalty to include the issuance of additional shares upon conversion totaling 10% of the shares into which the note may convert if the Company’s shares are not listed for public trading on or before October 1, 2004 and 3) a warrant to purchase the same number of shares into which the original principal amount could be converted at an exercise price of $2.00 per share. As the note is in default, we have classified the convertible note as short-term.

On February 10, 2010, the Company issued a 6% one-year promissory note in the amount of $200,000.  Accrued interest is due on a monthly basis commencing on March 10, 2010.  Any unpaid interest and outstanding principal balance is payable and due on the earlier of February 10, 2011 or when the Company raises a minimum of $1,500,000 of Investor capital.  In connection with the issuance of the note, the Company incurred $18,305 of financing costs which will be amortized over the one-year term of the note.  The Company also agreed to issue to the holder 250,000 shares of the Company’s common stock.

In June 2010, the Company issued a note payable in the amount of $25,000 pursuant to a private placement offering (“Offering”) by its wholly owned subsidiary, Tesoro Preserve Opportunity Fund, LLC (“the Fund”)  The proceeds of the note were used to acquire “build ready” home lots, located within the Tesoro Preserve Development that are either bank owned, in foreclosure, or impaired by liens.  The note bears interest at an annual rate of 8% and matures in June 2013 unless repaid early as allowed by the terms of the note.  The holder of note is entitled to 50% of a pro rate share of the profits of the Fund after repayment of all outstanding principle and interest to all investors in the Offering.  Pursuant to the Offering, the Company will issue to the holder of the note, 10,000 shares of common stock.

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

Investment in Real Estate Held for Development and Sale

Costs incurred that are directly attributable to the acquisition, development, and construction of real estate are capitalized.  The carrying amount of real estate under development and held for sale is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable.  An impairment loss is recognized if the carrying amount of the real estate is not recoverable.  The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the disposition of the real estate.  If the carrying value is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the real estate over its fair value.  There have been no events or changes in circumstances that indicate that the carrying amount of the real estate may not be recoverable.

Revenue Recognition

The Company recognizes revenue and profit in full on the sale of real estate when 1) a sale is consummated as indicated by a binding agreement, the exchange of all consideration, arrangement of permanent financing, if any, and all conditions precedent to the closing having been met; 2) the buyer’s commitment to pay has been demonstrated and collectibility of the sales price is reasonably assured or the amount that will not be collected can be reasonably estimated; 3) any receivable from the buyer is collateralized by the property and not subject to subordination other than by existing or contemplated liens; and 4) the Company has transferred the usual risks and rewards of ownership to the buyer, is not obligated to perform significant activities after the sale without compensation, and does not otherwise have substantial continuing involvement in the property.

The Company recognizes consulting revenue when persuasive evidence of an arrangement exists, performance has occurred according to the terms of the consulting agreement, the price is fixed and determinable, and collectibility is reasonably assured.

Recent Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009.  The Company’s adoption of this guidance did not have an impact on its financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact, if any, of its adoption on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on its financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company’s adoption of this guidance did not have an impact on its financial statements.

In April 2010, the FASB has issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts").  This application of this guidance did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 3- Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2010. This conclusion is based upon material weaknesses of this Company’s disclosure controls and procedures that relate to the following:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company knows of no material, existing or pending legal proceedings against it.  There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the company.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2010, the Company agreed to issue 600,000 shares of common stock to the Assignor of rights as part of the Company’s acquisition of the Tesoro Preserve Development.  The shares were value based on the trading price of the shares on the date of the agreement.

On February 10, 2010, the Company agreed to issue 250,000 shares of common stock pursuant to the issuance of a note payable in the amount of $200,000.

On May 19, 2010, the Company agreed to issue 100,000 shares of common stock pursuant to a consultant agreement for the financial reporting services.  The shares were value based on the trading price of the shares on the date of the agreement.

On June 18, 2010, the Company agreed to issue 10,000 shares of common stock pursuant to the issuance of a note payable in the amount of $25,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

------------------------------------
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUERICH INC.

Date: August 13, 2010	By:	/s/ Joseph C. Visconti
Joseph C. Visconti, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)